Form 10-Q
period 2017-06-30
ASTORIA FINANCIAL CORP
filed 2017-08-04
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 28, 2017
$0.01 Par Value	101,717,865

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
(In Thousands, Except Share Data)	At June 30, 2017	At December 31, 2016
Assets:
Cash and due from banks	$105,764	$129,944
Available-for-sale securities:
Encumbered	34,169	35,080
Unencumbered	220,811	244,965
Total available-for-sale securities	254,980	280,045
Held-to-maturity securities, fair value of $2,874,880 and $2,690,546, respectively:
Encumbered	1,154,343	1,194,685
Unencumbered	1,761,122	1,545,447
Total held-to-maturity securities	2,915,465	2,740,132
Federal Home Loan Bank of New York stock, at cost	105,958	124,807
Loans held-for-sale, net	7,920	11,584
Loans receivable	9,899,632	10,417,187
Allowance for loan losses	(79,500)	(86,100)
Loans receivable, net	9,820,132	10,331,087
Mortgage servicing rights, net	10,168	10,130
Accrued interest receivable	34,017	34,994
Premises and equipment, net	96,005	101,021
Goodwill	185,151	185,151
Bank owned life insurance	442,388	441,064
Real estate owned, net	14,807	15,144
Other assets	155,585	153,549
Total assets	$14,148,340	$14,558,652
Liabilities:
Deposits:
NOW and demand deposit	$2,549,323	$2,521,094
Money market	2,776,313	2,706,895
Savings	2,026,585	2,048,202
Certificates of deposit	1,537,335	1,600,864
Total deposits	8,889,556	8,877,055
Federal funds purchased	170,000	195,000
Securities sold under agreements to repurchase	1,100,000	1,100,000
Federal Home Loan Bank of New York advances	1,710,000	2,090,000
Other borrowings, net	197,945	249,752
Mortgage escrow funds	124,708	112,975
Accrued expenses and other liabilities	217,095	219,797
Total liabilities	12,409,304	12,844,579
Stockholders’ Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series C (150,000 shares authorized; and 135,000 shares issued and outstanding)	129,796	129,796
Common stock, $0.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 101,717,818 and 101,210,478 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	824,451	830,417
Retained earnings	2,175,308	2,155,785
Treasury stock (64,777,070 and 65,284,410 shares, at cost, respectively)	(1,336,244)	(1,346,709)
Accumulated other comprehensive loss	(55,940)	(56,881)
Total stockholders’ equity	1,739,036	1,714,073
Total liabilities and stockholders’ equity	$14,148,340	$14,558,652
See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2017	2016	2017	2016
Interest income:
Residential mortgage loans	$42,560	$45,683	$86,620	$93,058
Multi-family and commercial real estate mortgage loans	43,423	46,607	86,829	93,412
Consumer and other loans	2,382	2,435	4,674	4,807
Mortgage-backed and other securities	18,615	17,400	36,615	34,304
Interest-earning cash accounts	180	116	341	236
Federal Home Loan Bank of New York stock	1,440	1,487	3,234	2,908
Total interest income	108,600	113,728	218,313	228,725
Interest expense:
Deposits	6,617	6,557	12,976	14,019
Borrowings	23,446	24,085	46,685	48,368
Total interest expense	30,063	30,642	59,661	62,387
Net interest income	78,537	83,086	158,652	166,338
Provision for loan losses credited to operations	(2,455)	(3,006)	(4,941)	(6,133)
Net interest income after provision for loan losses	80,992	86,092	163,593	172,471
Non-interest income:
Customer service fees	6,853	7,542	13,462	14,530
Other loan fees	497	567	1,092	1,101
Gain on sales of securities	—	—	—	86
Mortgage banking income, net	993	155	2,287	118
Income from bank owned life insurance	2,277	2,336	4,429	4,625
Other	1,222	1,316	2,446	2,857
Total non-interest income	11,842	11,916	23,716	23,317
Non-interest expense:
General and administrative:
Compensation and benefits	36,064	36,708	73,061	74,961
Occupancy, equipment and systems	19,616	18,840	39,828	38,231
Federal deposit insurance premium	1,375	3,031	3,673	6,561
Advertising	559	3,018	1,148	4,471
Other	7,121	8,452	18,989	15,347
Total non-interest expense	64,735	70,049	136,699	139,571
Income before income tax expense	28,099	27,959	50,610	56,217
Income tax expense	10,116	9,623	18,220	19,316
Net income	17,983	18,336	32,390	36,901
Preferred stock dividends	2,194	2,194	4,388	4,388
Net income available to common shareholders	$15,789	$16,142	$28,002	$32,513

Basic earnings per common share	$0.16	$0.16	$0.28	$0.32
Diluted earnings per common share	$0.16	$0.16	$0.28	$0.32

Basic weighted average common shares outstanding	100,595,630	100,380,937	100,590,645	100,374,934
Diluted weighted average common shares outstanding	100,595,630	100,380,937	100,590,645	100,374,934

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016

Net income	$17,983	$18,336	$32,390	$36,901

Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	658	507	226	4,543
Reclassification adjustment for gain on sales of securities included in net income	—	—	—	(51)
Net unrealized gain on securities available-for-sale	658	507	226	4,492

Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	287	315	658	712

Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	28	29	57	57

Total other comprehensive income, net of tax	973	851	941	5,261

Comprehensive income	$18,956	$19,187	$33,331	$42,162

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2017 and 2016

(In Thousands, Except Share Data)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss

Balance at December 31, 2016	$1,714,073	$129,796	$1,665	$830,417	$2,155,785	$(1,346,709)	$(56,881)

Net income	32,390	—	—	—	32,390	—	—
Other comprehensive income, net of tax	941	—	—	—	—	—	941
Dividends on preferred stock ($32.50 per share)	(4,388)	—	—	—	(4,388)	—	—
Dividends on common stock ($0.08 per share)	(8,118)	—	—	—	(8,118)	—	—
Sales of treasury stock (3,696 shares)	70	—	—	—	(6)	76	—
Restricted stock grants (521,784 shares)	—	—	—	(10,329)	(434)	10,763	—
Forfeitures of restricted stock (18,140 shares)	—	—	—	298	76	(374)	—
Stock-based compensation	4,068	—	—	4,065	3	—	—

Balance at June 30, 2017	$1,739,036	$129,796	$1,665	$824,451	$2,175,308	$(1,336,244)	$(55,940)

Balance at December 31, 2015	$1,663,448	$129,796	$1,665	$902,349	$2,045,391	$(1,357,136)	$(58,617)

Net income	36,901	—	—	—	36,901	—	—
Other comprehensive income, net of tax	5,261	—	—	—	—	—	5,261
Dividends on preferred stock ($32.50 per share)	(4,388)	—	—	—	(4,388)	—	—
Dividends on common stock ($0.08 per share)	(8,107)	—	—	—	(8,107)	—	—
Sales of treasury stock (5,519 shares)	83	—	—	—	(31)	114	—
Restricted stock grants (685,872 shares)	—	—	—	(10,329)	(3,823)	14,152	—
Forfeitures of restricted stock (71,580 shares)	—	—	—	950	527	(1,477)	—
Stock-based compensation	2,107	—	—	2,106	1	—	—
Net tax benefit excess from stock-based compensation	19	—	—	19	—	—	—

Balance at June 30, 2016	$1,695,324	$129,796	$1,665	$895,095	$2,066,471	$(1,344,347)	$(53,356)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2017	2016
Cash flows from operating activities:
Net income	$32,390	$36,901
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on loans	4,509	5,058
Net amortization on securities and borrowings	3,019	3,988
Net provision for loan and real estate losses credited to operations	(4,617)	(5,545)
Depreciation and amortization	6,094	7,299
Net gain on sales of loans and securities	(955)	(1,091)
Mortgage servicing rights amortization and valuation allowance adjustments, net	511	2,696
Stock-based compensation	4,068	2,107
Deferred income tax (benefit) expense	(1,507)	1,206
Originations of loans held-for-sale	(52,483)	(55,461)
Proceeds from sales and principal repayments of loans held-for-sale	56,912	57,312
Decrease (increase) in accrued interest receivable	977	(569)
Bank owned life insurance income and insurance proceeds received, net	(1,324)	(2,625)
Increase in other assets	(705)	(1,498)
Increase in accrued expenses and other liabilities	(1,959)	(4,657)
Net cash provided by operating activities	44,930	45,121
Cash flows from investing activities:
Originations of loans receivable	(436,784)	(641,986)
Loan purchases through third parties	(79,448)	(101,252)
Principal payments on loans receivable	1,016,421	1,042,436
Proceeds from sales of delinquent and non-performing loans	527	2,182
Purchases of securities held-to-maturity	(677,066)	(822,576)
Purchases of securities available-for-sale	—	(30,000)
Principal payments on securities held-to-maturity	499,317	438,127
Principal payments on securities available-for-sale	24,885	74,610
Proceeds from sales of securities available-for-sale	—	23,065
Purchases of Federal Home Loan Bank of New York stock	(21,587)	(61,460)
Redemptions of Federal Home Loan Bank of New York stock	40,436	54,688
Proceeds from sales of real estate owned, net	10,112	10,527
Purchases of premises and equipment, net of proceeds from sales	(1,079)	(4,142)
Net cash provided by (used in) investing activities	375,734	(15,781)
Cash flows from financing activities:
Net increase (decrease) in deposits	12,501	(154,897)
Net increase (decrease) in borrowings with original terms of three months or less	145,000	(426,000)
Proceeds from borrowings with terms greater than three months	950,000	1,375,000
Repayments of borrowings with original terms greater than three months	(1,550,000)	(895,000)
Cash payments for debt issuance costs	(1,642)	—
Net increase in mortgage escrow funds	11,733	15,607
Proceeds from sales of treasury stock	70	83
Cash dividends paid to stockholders	(12,506)	(12,495)
Net tax benefit excess from stock-based compensation	—	19
Net cash used in financing activities	(444,844)	(97,683)
Net decrease in cash and cash equivalents	(24,180)	(68,343)
Cash and cash equivalents at beginning of period	129,944	200,538
Cash and cash equivalents at end of period	$105,764	$132,195

Supplemental disclosures:
Interest paid	$59,881	$61,544
Income taxes paid	$18,947	$13,595
Additions to real estate owned	$10,099	$6,257
Loans transferred to held-for-sale	$886	$1,562

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2017 and December 31, 2016, our results of operations and other comprehensive income for the three and six months ended June 30, 2017 and 2016, changes in our stockholders’ equity for the six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016.  In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016, and amounts of revenues, expenses and other comprehensive income in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016.  The results of operations and other comprehensive income for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations and other comprehensive income to be expected for the remainder of the year.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

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

The completion of the Sterling Merger is subject to customary conditions, including (1) adoption of the Sterling Merger Agreement by Astoria’s stockholders, (2) adoption of the Sterling Merger Agreement and approval of the Sterling charter amendment by Sterling’s stockholders, (3) authorization for listing on the New York Stock Exchange of the shares of Sterling Common Stock to be issued in the Sterling Merger, (4) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, or FRB, and the Office of the Comptroller of the Currency, or OCC, (5) effectiveness of the registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Sterling Merger or making the completion of the Sterling Merger illegal. The registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger was filed on April 5, 2017 and was declared effective by the SEC on April 28, 2017. Special meetings of Astoria’s and Sterling’s respective stockholders were held on June 13, 2017, at which Astoria’s stockholders adopted the Sterling Merger Agreement and Sterling’s stockholders adopted the Sterling Merger Agreement and approved the Sterling charter amendment. In addition, all applications and notices necessary to obtain the required regulatory approvals to complete the Sterling Merger have been submitted or sent by Astoria or Sterling.

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

	At June 30, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE (1) issuance REMICs and CMOs (2)	$218,429	$1,113	$(2,624)	$216,918
Non-GSE issuance REMICs and CMOs	854	—	(3)	851
GSE pass-through certificates	7,706	302	(1)	8,007
Total residential mortgage-backed securities	226,989	1,415	(2,628)	225,776
Obligations of GSEs	30,000	—	(798)	29,202
Fannie Mae stock	15	—	(13)	2
Total securities available-for-sale	$257,004	$1,415	$(3,439)	$254,980
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,323,264	$5,438	$(10,269)	$1,318,433
Non-GSE issuance REMICs and CMOs	189	—	(6)	183
GSE pass-through certificates	221,541	1,008	(2,340)	220,209
Total residential mortgage-backed securities	1,544,994	6,446	(12,615)	1,538,825
Multi-family mortgage-backed securities:
GSE issuance REMICs	895,870	273	(16,971)	879,172
Obligations of GSEs	394,303	17	(13,609)	380,711
Corporate Debt securities	80,000	—	(4,126)	75,874
Other	298	—	—	298
Total securities held-to-maturity	$2,915,465	$6,736	$(47,321)	$2,874,880

(1)	Government-sponsored enterprise

(2)	Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$242,172	$1,327	$(2,706)	$240,793
Non-GSE issuance REMICs and CMOs	1,442	2	(1)	1,443
GSE pass-through certificates	8,571	361	(2)	8,930
Total residential mortgage-backed securities	252,185	1,690	(2,709)	251,166
Obligations of GSEs	30,000	—	(1,125)	28,875
Fannie Mae stock	15	—	(11)	4
Total securities available-for-sale	$282,200	$1,690	$(3,845)	$280,045
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$1,119,175	$4,896	$(11,957)	$1,112,114
Non-GSE issuance REMICs and CMOs	193	—	(7)	186
GSE pass-through certificates	228,976	665	(3,282)	226,359
Total residential mortgage-backed securities	1,348,344	5,561	(15,246)	1,338,659
Multi-family mortgage-backed securities:
GSE issuance REMICs	927,119	363	(19,290)	908,192
Obligations of GSEs	384,325	54	(16,510)	367,869
Corporate debt securities	80,000	—	(4,518)	75,482
Other	344	—	—	344
Total securities held-to-maturity	$2,740,132	$5,978	$(55,564)	$2,690,546

The following contractual maturity table sets forth certain information regarding the amortized costs and estimated fair values of our securities available-for-sale and securities held-to-maturity at June 30, 2017 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates or the effect of callable features on our obligations of GSEs (all of which are callable in 2017 and at various times thereafter).

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities remaining period to contractual maturity:
Within one year	$842	$840	$49,964	$49,964
Over one to five years	275	275	17,272	17,287
Over five to ten years	36,072	35,449	434,341	419,787
Over ten years	219,815	218,416	2,413,888	2,387,842
Total securities	$257,004	$254,980	$2,915,465	$2,874,880

The following tables set forth the estimated fair values of securities with gross unrealized losses at the dates indicated, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the dates indicated.

	At June 30, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$104,918	$(1,943)	$19,459	$(681)	$124,377	$(2,624)
Non-GSE issuance REMICs and CMOs	756	(2)	67	(1)	823	(3)
GSE pass-through certificates	—	—	53	(1)	53	(1)
Obligations of GSEs	29,202	(798)	—	—	29,202	(798)
Fannie Mae stock	—	—	2	(13)	2	(13)
Total temporarily impaired securities available-for-sale	$134,876	$(2,743)	$19,581	$(696)	$154,457	$(3,439)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$705,134	$(6,681)	$119,515	$(3,588)	$824,649	$(10,269)
Non-GSE issuance REMICs and CMOs	—	—	183	(6)	183	(6)
GSE pass-through certificates	79,567	(1,103)	58,804	(1,237)	138,371	(2,340)
Multi-family mortgage-backed securities:
GSE issuance REMICs	773,614	(15,565)	43,062	(1,406)	816,676	(16,971)
Obligations of GSEs	344,300	(13,609)	—	—	344,300	(13,609)
Corporate debt securities	9,200	(800)	66,674	(3,326)	75,874	(4,126)
Total temporarily impaired securities held-to-maturity	$1,911,815	$(37,758)	$288,238	$(9,563)	$2,200,053	$(47,321)

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$140,638	$(1,886)	$20,026	$(820)	$160,664	$(2,706)
Non-GSE issuance REMICs and CMOs	—	—	92	(1)	92	(1)
GSE pass-through certificates	71	(1)	90	(1)	161	(2)
Obligations of GSEs	28,875	(1,125)	—	—	28,875	(1,125)
Fannie Mae stock	—	—	4	(11)	4	(11)
Total temporarily impaired securities available-for-sale	$169,584	$(3,012)	$20,212	$(833)	$189,796	$(3,845)
Held-to-maturity:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$515,537	$(7,457)	$131,629	$(4,500)	$647,166	$(11,957)
Non-GSE issuance REMICs and CMOs	—	—	186	(7)	186	(7)
GSE pass-through certificates	104,538	(1,775)	61,872	(1,507)	166,410	(3,282)
Multi-family mortgage-backed securities:
GSE issuance REMICs	871,436	(19,290)	—	—	871,436	(19,290)
Obligations of GSEs	296,427	(16,510)	—	—	296,427	(16,510)
Corporate debt securities	37,785	(2,216)	37,698	(2,302)	75,483	(4,518)
Total temporarily impaired securities held-to-maturity	$1,825,723	$(47,248)	$231,385	$(8,316)	$2,057,108	$(55,564)

We held 208 securities which had an unrealized loss at June 30, 2017 and 188 securities which had an unrealized loss at December 31, 2016.  Securities in unrealized loss positions are analyzed as part of our ongoing assessment of other-than-temporary impairment. Our assertion regarding our intent not to sell, or that it is not more likely than not that we will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and our intended strategy with respect to the identified security or portfolio. If we do have the intent to sell, or believe it is more likely than not that we will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statements of Income and Comprehensive Income. Other factors considered in determining whether or not an impairment is temporary include the severity of the impairment; the duration of the impairment; the cause of the impairment; the near-term prospects of the issuer; and the estimated recovery period. The unrealized losses on our residential and multi-family mortgage-backed securities and GSE obligations at June 30, 2017 were primarily caused by movements in market interest rates subsequent to the purchase of such securities or obligations. The unrealized losses on our corporate debt obligations were primarily due to the observed credit spread widening that occurred during the six months ended June 30, 2017, which we attribute to the contemporaneous broad-based equity market volatility. We do not consider these unrealized losses to be other than temporary impairment.

There were no sales of securities from the available-for-sale portfolio during the six months ended June 30, 2017. During the six months ended June 30, 2016, proceeds from sales of securities from the available-for-sale portfolio totaled $23.1 million, resulting in gross realized gains of $86,000.

At June 30, 2017, available-for-sale debt securities, excluding mortgage-backed securities, had an amortized cost of $30.0 million, an estimated fair value of $29.2 million and contractual maturities in 2025 and 2026.  At June 30, 2017, held-to-maturity debt securities, excluding mortgage-backed securities, had an amortized cost of $474.6 million, an estimated fair value of $456.9 million and contractual maturities primarily in 2017 through 2027.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay or call obligations with or without prepayment penalties.

At June 30, 2017, the amortized cost of callable securities in our portfolio totaled $374.3 million, which are callable in 2017 and at various times thereafter. The balance of accrued interest receivable for securities totaled $8.5 million at June 30, 2017 and $8.1 million at December 31, 2016.

4.    Loans Receivable and Allowance for Loan Losses

The following tables set forth the composition of our loans receivable portfolio, and an aging analysis by accruing and non-accrual loans, by segment and class at the dates indicated.

	At June 30, 2017
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$820	$754	$—	$1,574	$103,118	$104,692
Full documentation amortizing	27,058	7,706	—	34,764	4,121,737	4,156,501
Reduced documentation interest-only	302	—	—	302	19,069	19,371
Reduced documentation amortizing	22,994	5,130	—	28,124	547,775	575,899
Total residential	51,174	13,590	—	64,764	4,791,699	4,856,463
Multi-family	3,498	153	663	4,314	3,978,312	3,982,626
Commercial real estate	1,869	1,099	895	3,863	660,813	664,676
Total mortgage loans	56,541	14,842	1,558	72,941	9,430,824	9,503,765
Consumer and other loans (gross):
Home equity and other consumer	1,088	80	—	1,168	124,506	125,674
Commercial and industrial	44	—	—	44	97,820	97,864
Total consumer and other loans	1,132	80	—	1,212	222,326	223,538
Total accruing loans	$57,673	$14,922	$1,558	$74,153	$9,653,150	$9,727,303
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$—	$—	$8,345	$8,345	$311	$8,656
Full documentation amortizing	1,168	1,392	44,804	47,364	9,711	57,075
Reduced documentation interest-only	783	—	8,813	9,596	329	9,925
Reduced documentation amortizing	1,889	804	39,630	42,323	9,982	52,305
Total residential	3,840	2,196	101,592	107,628	20,333	127,961
Multi-family	389	—	306	695	1,307	2,002
Commercial real estate	675	—	—	675	3,376	4,051
Total mortgage loans	4,904	2,196	101,898	108,998	25,016	134,014
Consumer and other loans (gross):
Home equity and other consumer	—	—	4,383	4,383	—	4,383
Commercial and industrial	—	—	24	24	—	24
Total consumer and other loans	—	—	4,407	4,407	—	4,407
Total non-accrual loans	$4,904	$2,196	$106,305	$113,405	$25,016	$138,421
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$820	$754	$8,345	$9,919	$103,429	$113,348
Full documentation amortizing	28,226	9,098	44,804	82,128	4,131,448	4,213,576
Reduced documentation interest-only	1,085	—	8,813	9,898	19,398	29,296
Reduced documentation amortizing	24,883	5,934	39,630	70,447	557,757	628,204
Total residential	55,014	15,786	101,592	172,392	4,812,032	4,984,424
Multi-family	3,887	153	969	5,009	3,979,619	3,984,628
Commercial real estate	2,544	1,099	895	4,538	664,189	668,727
Total mortgage loans	61,445	17,038	103,456	181,939	9,455,840	9,637,779
Consumer and other loans (gross):
Home equity and other consumer	1,088	80	4,383	5,551	124,506	130,057
Commercial and industrial	44	—	24	68	97,820	97,888
Total consumer and other loans	1,132	80	4,407	5,619	222,326	227,945
Total loans	$62,577	$17,118	$107,863	$187,558	$9,678,166	$9,865,724
Net unamortized premiums and deferred loan origination costs						33,908
Loans receivable						9,899,632
Allowance for loan losses						(79,500)
Loans receivable, net						$9,820,132

	At December 31, 2016
	Past Due
(In Thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total
Accruing loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,476	$3,104	$—	$4,580	$212,316	$216,896
Full documentation amortizing	36,563	8,217	—	44,780	4,300,620	4,345,400
Reduced documentation interest-only	2,974	779	—	3,753	80,416	84,169
Reduced documentation amortizing	27,449	5,222	—	32,671	552,233	584,904
Total residential	68,462	17,322	—	85,784	5,145,585	5,231,369
Multi-family	1,060	795	—	1,855	4,040,386	4,042,241
Commercial real estate	2,043	1,298	—	3,341	720,582	723,923
Total mortgage loans	71,565	19,415	—	90,980	9,906,553	9,997,533
Consumer and other loans (gross):
Home equity and other consumer	1,281	550	—	1,831	133,024	134,855
Commercial and industrial	—	647	—	647	99,087	99,734
Total consumer and other loans	1,281	1,197	—	2,478	232,111	234,589
Total accruing loans	$72,846	$20,612	$—	$93,458	$10,138,664	$10,232,122
Non-accrual loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$437	$—	$11,605	$12,042	$2,048	$14,090
Full documentation amortizing	2,469	—	42,983	45,452	11,753	57,205
Reduced documentation interest-only	—	—	11,624	11,624	3,768	15,392
Reduced documentation amortizing	1,077	992	35,351	37,420	9,887	47,307
Total residential	3,983	992	101,563	106,538	27,456	133,994
Multi-family	428	611	1,244	2,283	2,098	4,381
Commercial real estate	219	—	—	219	5,117	5,336
Total mortgage loans	4,630	1,603	102,807	109,040	34,671	143,711
Consumer and other loans (gross):
Home equity and other consumer	—	—	4,483	4,483	—	4,483
Commercial and industrial	—	—	42	42	—	42
Total consumer and other loans	—	—	4,525	4,525	—	4,525
Total non-accrual loans	$4,630	$1,603	$107,332	$113,565	$34,671	$148,236
Total loans:
Mortgage loans (gross):
Residential:
Full documentation interest-only	$1,913	$3,104	$11,605	$16,622	$214,364	$230,986
Full documentation amortizing	39,032	8,217	42,983	90,232	4,312,373	4,402,605
Reduced documentation interest-only	2,974	779	11,624	15,377	84,184	99,561
Reduced documentation amortizing	28,526	6,214	35,351	70,091	562,120	632,211
Total residential	72,445	18,314	101,563	192,322	5,173,041	5,365,363
Multi-family	1,488	1,406	1,244	4,138	4,042,484	4,046,622
Commercial real estate	2,262	1,298	—	3,560	725,699	729,259
Total mortgage loans	76,195	21,018	102,807	200,020	9,941,224	10,141,244
Consumer and other loans (gross):
Home equity and other consumer	1,281	550	4,483	6,314	133,024	139,338
Commercial and industrial	—	647	42	689	99,087	99,776
Total consumer and other loans	1,281	1,197	4,525	7,003	232,111	239,114
Total loans	$77,476	$22,215	$107,332	$207,023	$10,173,335	$10,380,358
Net unamortized premiums and deferred loan origination costs						36,829
Loans receivable						10,417,187
Allowance for loan losses						(86,100)
Loans receivable, net						$10,331,087

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

The following tables set forth the changes in our allowance for loan losses by loan receivable segment for the periods indicated.

	For the Three Months Ended June 30, 2017
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at April 1, 2017	$34,351	$33,949	$8,905	$5,295	$82,500
Provision (credited) charged to operations	(2,198)	241	(345)	(153)	(2,455)
Charge-offs	(1,446)	(103)	—	(153)	(1,702)
Recoveries	720	—	384	53	1,157
Balance at June 30, 2017	$31,427	$34,087	$8,944	$5,042	$79,500

	For the Six Months Ended June 30, 2017
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2017	$36,439	$34,901	$9,299	$5,461	$86,100
Provision credited to operations	(3,099)	(716)	(848)	(278)	(4,941)
Charge-offs	(3,681)	(137)	—	(265)	(4,083)
Recoveries	1,768	39	493	124	2,424
Balance at June 30, 2017	$31,427	$34,087	$8,944	$5,042	$79,500

	For the Three Months Ended June 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at April 1, 2016	$44,378	$33,020	$10,368	$6,434	$94,200
Provision (credited) charged to operations	(1,658)	(1,270)	(596)	518	(3,006)
Charge-offs	(1,826)	(99)	(63)	(95)	(2,083)
Recoveries	326	480	—	83	889
Balance at June 30, 2016	$41,220	$32,131	$9,709	$6,940	$90,000

	For the Six Months Ended June 30, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Balance at January 1, 2016	$44,951	$35,544	$11,217	$6,288	$98,000
Provision (credited) charged to operations	(1,520)	(4,527)	(1,445)	1,359	(6,133)
Charge-offs	(3,491)	(409)	(63)	(860)	(4,823)
Recoveries	1,280	1,523	—	153	2,956
Balance at June 30, 2016	$41,220	$32,131	$9,709	$6,940	$90,000

The following table sets forth the balances of our residential interest-only mortgage loans at June 30, 2017 by the period in which such loans are scheduled to enter their amortization period.

(In Thousands)	Recorded Investment
Amortization scheduled to begin in:
12 months or less (1)	$112,628
13 to 24 months	15,382
25 to 36 months	12,372
Over 36 months	2,262
Total	$142,644

(1)	Includes $15.1 million of past due loans that were scheduled to enter amortization prior to June 30, 2017.

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

The following tables set forth the balances of our loan portfolio segments by credit quality indicator at the dates indicated.

	At June 30, 2017
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate	Home Equity and Other Consumer	Commercial and Industrial	Total
Not criticized	$4,790,466	$3,947,169	$649,699	$125,594	$96,011	$9,608,939
Criticized:
Special mention	11,877	25,437	5,727	80	1,522	44,643
Substandard	182,081	12,022	13,301	4,383	355	212,142
Doubtful	—	—	—	—	—	—
Total	$4,984,424	$3,984,628	$668,727	$130,057	$97,888	$9,865,724

	At December 31, 2016
	Mortgage Loans			Consumer and Other Loans
(In Thousands)	Residential	Multi-Family	Commercial Real Estate	Home Equity and Other Consumer	Commercial and Industrial	Total
Not criticized	$5,158,878	$4,005,703	$702,697	$134,305	$99,087	$10,100,670
Criticized:
Special mention	14,922	24,804	9,235	550	647	50,158
Substandard	191,563	16,115	17,327	4,483	42	229,530
Doubtful	—	—	—	—	—	—
Total	$5,365,363	$4,046,622	$729,259	$139,338	$99,776	$10,380,358

The following tables set forth the balances of our loans receivable and the related allowance for loan loss allocation by segment and by the impairment methodology followed in determining the allowance for loan losses at the dates indicated.

	At June 30, 2017
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$181,284	$4,320	$7,397	$3,611	$196,612
Collectively evaluated for impairment	4,803,140	3,980,308	661,330	224,334	9,669,112
Total loans	$4,984,424	$3,984,628	$668,727	$227,945	$9,865,724
Allowance for loan losses:
Individually evaluated for impairment	$7,730	$2	$4	$275	$8,011
Collectively evaluated for impairment	23,697	34,085	8,940	4,767	71,489
Total allowance for loan losses	$31,427	$34,087	$8,944	$5,042	$79,500

	At December 31, 2016
	Mortgage Loans			Consumer and Other Loans
		Multi-Family	Commercial Real Estate
(In Thousands)	Residential				Total
Loans:
Individually evaluated for impairment	$192,427	$7,112	$10,033	$4,091	$213,663
Collectively evaluated for impairment	5,172,936	4,039,510	719,226	235,023	10,166,695
Total loans	$5,365,363	$4,046,622	$729,259	$239,114	$10,380,358
Allowance for loan losses:
Individually evaluated for impairment	$9,044	$24	$—	$310	$9,378
Collectively evaluated for impairment	27,395	34,877	9,299	5,151	76,722
Total allowance for loan losses	$36,439	$34,901	$9,299	$5,461	$86,100

The following table summarizes information related to our impaired loans by segment and class at the dates indicated.

	At June 30, 2017				At December 31, 2016
(In Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Net Investment
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$13,761	$10,722	$(1,274)	$9,448	$21,202	$16,535	$(1,863)	$14,672
Full documentation amortizing	88,575	79,485	(2,934)	76,551	88,106	79,584	(3,494)	76,090
Reduced documentation interest-only	12,320	10,295	(931)	9,364	28,637	23,090	(1,589)	21,501
Reduced documentation amortizing	90,144	78,231	(2,591)	75,640	79,670	70,623	(2,098)	68,525
Multi-family	1,426	1,427	(2)	1,425	2,427	2,432	(24)	2,408
Commercial real estate	221	225	(4)	221	—	—	—	—
Consumer and other loans:
Home equity lines of credit	3,903	3,587	(275)	3,312	4,414	4,049	(310)	3,739
Without an allowance recorded:
Mortgage loans:
Residential:
Reduced documentation amortizing	2,972	2,551	—	2,551	2,965	2,595	—	2,595
Multi-family	3,400	2,893	—	2,893	5,272	4,680	—	4,680
Commercial real estate	8,437	7,172	—	7,172	11,791	10,033	—	10,033
Consumer and other loans:
Commercial and industrial	72	24	—	24	90	42	—	42
Total impaired loans	$225,231	$196,612	$(8,011)	$188,601	$244,574	$213,663	$(9,378)	$204,285

The following tables set forth the average recorded investment, interest income recognized and cash basis interest income related to our impaired loans by segment and class for the periods indicated.

	For the Three Months Ended June 30,
	2017			2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$12,238	$54	$51	$26,744	$154	$154
Full documentation amortizing	80,364	671	662	70,988	524	534
Reduced documentation interest-only	12,984	38	45	35,843	300	300
Reduced documentation amortizing	77,911	735	770	64,400	594	597
Multi-family	1,438	26	26	5,232	56	68
Commercial real estate	1,246	2	2	686	5	5
Consumer and other loans:
Home equity lines of credit	3,742	10	12	4,488	11	9
Without an allowance recorded:
Mortgage loans:
Residential:
Reduced documentation amortizing	2,623	24	22	—	—	—
Multi-family	3,752	36	38	9,385	113	121
Commercial real estate	8,168	102	109	11,867	164	167
Consumer and other loans:
Commercial and industrial	28	1	1	—	—	—
Total impaired loans	$204,494	$1,699	$1,738	$229,633	$1,921	$1,955

	For the Six Months Ended June 30,
	2017			2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With an allowance recorded:
Mortgage loans:
Residential:
Full documentation interest-only	$13,670	$154	$155	$28,040	$290	$302
Full documentation amortizing	80,104	1,311	1,296	68,400	1,070	1,077
Reduced documentation interest-only	16,353	90	88	39,409	622	615
Reduced documentation amortizing	75,482	1,521	1,538	60,440	1,156	1,178
Multi-family	1,769	52	52	6,138	120	138
Commercial real estate	830	4	4	2,698	11	12
Consumer and other loans:
Home equity lines of credit	3,844	24	26	4,648	21	20
Without an allowance recorded:
Mortgage loans:
Residential:
Reduced documentation amortizing	2,614	46	43	—	—	—
Multi-family	4,061	73	75	11,821	243	254
Commercial real estate	8,789	207	210	10,668	334	337
Consumer and other loans:
Commercial and industrial	33	3	3	—	—	—
Total impaired loans	$207,549	$3,485	$3,490	$232,262	$3,867	$3,933

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2017 and 2016 which were modified in a troubled debt restructuring, or TDR, during the periods indicated. Modifications in a TDR for the three months ended June 30, 2017 included interest rate modifications of $3.5 million and extension of maturity date modifications of $492,000. In addition, $2.5 million of loans at June 30, 2017 were classified as TDRs as a result of relief granted under Chapter 7 bankruptcy filings. Modifications in a TDR for the six months ended June 30, 2017 included interest rate modifications of $5.1 million, maturity date modifications of $492,000 and Chapter 7 bankruptcy filings of $3.3 million.

	Modifications During the Three Months Ended June 30,
	2017			2016
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2017	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2016
Residential:
Full documentation interest-only	2	$599	$599	3	$1,947	$1,943
Full documentation amortizing	4	1,894	1,891	11	4,274	4,264
Reduced documentation interest-only	—	—	—	1	498	489
Reduced documentation amortizing	7	3,947	3,916	2	529	526
Multi-family	—	—	—	1	338	332
Commercial real estate	—	—	—	1	515	487
Total	13	$6,440	$6,406	19	$8,101	$8,041

	Modifications During the Six Months Ended June 30,
	2017			2016
(Dollars In Thousands)	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2017	Number of Loans	Pre- Modification Recorded Investment	Recorded Investment at June 30, 2016
Residential:
Full documentation interest-only	3	$795	$787	7	$2,836	$2,829
Full documentation amortizing	6	2,379	2,369	13	4,865	4,852
Reduced documentation interest-only	3	1,121	1,090	3	1,212	1,196
Reduced documentation amortizing	11	4,742	4,700	5	1,524	1,506
Multi-family	—	—	—	1	338	332
Commercial real estate	—	—	—	1	515	487
Total	23	$9,037	$8,946	30	$11,290	$11,202

The following tables set forth information about our mortgage loans receivable by segment and class at June 30, 2017 and 2016 which were modified in a TDR during the twelve month periods ended June 30, 2017 and 2016 and had a subsequent payment default during the periods indicated.

	For the Three Months Ended June 30,
	2017		2016
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2017	Number of Loans	Recorded Investment at June 30, 2016
Residential:
Full documentation interest-only	3	$897	3	$1,084
Full documentation amortizing	1	597	9	2,345
Reduced documentation interest-only	2	879	2	395
Reduced documentation amortizing	4	1,214	—	—
Total	10	$3,587	14	$3,824

	For the Six Months Ended June 30,
	2017		2016
(Dollars In Thousands)	Number of Loans	Recorded Investment at June 30, 2017	Number of Loans	Recorded Investment at June 30, 2016
Residential:
Full documentation interest-only	4	$1,085	3	$1,084
Full documentation amortizing	2	764	9	2,345
Reduced documentation interest-only	2	879	3	970
Reduced documentation amortizing	4	1,214	—	—
Total	12	$3,942	15	$4,399

Included in loans receivable at June 30, 2017 are loans in the process of foreclosure collateralized by residential real estate property with a recorded investment of $72.8 million.

For additional information regarding our loans receivable and allowance for loan losses, see “Asset Quality” and “Critical Accounting Policies” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

5.    Securities Sold Under Agreements to Repurchase

The following table details the remaining contractual maturities of our agreements to repurchase, or repo agreements, at June 30, 2017.

Year	Amount
	(In Thousands)
2018	$200,000
2019	600,000
2020	300,000
Total	$1,100,000	(1)

(1)	Callable within the next three months and on a quarterly basis thereafter.

The outstanding repo agreements at June 30, 2017 were fixed rate and collateralized by GSE securities, of which 81% were residential mortgage-backed securities and 19% were obligations of GSEs. Securities collateralizing these agreements are classified as encumbered securities in the consolidated statements of financial condition. The amount of excess collateral required is governed by each individual contract. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with our policies, criteria for eligible counterparties has been established and excess collateral pledged is monitored to minimize our exposure.

6.    Earnings Per Common Share

The following table is a reconciliation of basic and diluted earnings per common share, or EPS.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share Data)	2017	2016	2017	2016
Net income	$17,983	$18,336	$32,390	$36,901
Preferred stock dividends	(2,194)	(2,194)	(4,388)	(4,388)
Net income available to common shareholders	15,789	16,142	28,002	32,513
Income allocated to participating securities	(173)	(160)	(247)	(296)
Net income allocated to common shareholders	$15,616	$15,982	$27,755	$32,217

Basic weighted average common shares outstanding	100,595,630	100,380,937	100,590,645	100,374,934
Dilutive effect of stock options and restricted stock units (1) (2)	—	—	—	—
Diluted weighted average common shares outstanding	100,595,630	100,380,937	100,590,645	100,374,934

Basic EPS	$0.16	$0.16	$0.28	$0.32
Diluted EPS	$0.16	$0.16	$0.28	$0.32

(1)
Excludes options to purchase 6,000 shares of common stock which were outstanding during the three months ended June 30, 2016; options to purchase 467 shares of common stock which were outstanding during the six months ended June 30, 2017; and options to purchase 6,495 shares of common stock which were outstanding during the six months ended June 30, 2016 because their inclusion would be anti-dilutive. There were no options to purchase shares of common stock outstanding during the three months ended June 30, 2017.

(2)
Excludes 370,749 unvested restricted stock units which were outstanding during the three months ended June 30, 2017; 744,923 unvested restricted stock units which were outstanding during the three months ended June 30, 2016; 430,238 unvested restricted stock units which were outstanding during the six months ended June 30, 2017; and 746,027 unvested restricted stock units which were outstanding during the six months ended June 30, 2016 because the performance conditions have not been satisfied.

7.    Other Comprehensive Income/Loss

The following tables set forth the components of accumulated other comprehensive loss, net of related tax effects, at the dates indicated and the changes during the three and six months ended June 30, 2017 and 2016.

(In Thousands)	At March 31, 2017	Other Comprehensive Income	At June 30, 2017
Net unrealized gain on securities available-for-sale	$1,829	$658	$2,487
Net actuarial loss on pension plans and other postretirement benefits	(55,836)	287	(55,549)
Prior service cost on pension plans and other postretirement benefits	(2,906)	28	(2,878)
Accumulated other comprehensive loss	$(56,913)	$973	$(55,940)

(In Thousands)	At December 31, 2016	Other Comprehensive Income	At June 30, 2017
Net unrealized gain on securities available-for-sale	$2,261	$226	$2,487
Net actuarial loss on pension plans and other postretirement benefits	(56,207)	658	(55,549)
Prior service cost on pension plans and other postretirement benefits	(2,935)	57	(2,878)
Accumulated other comprehensive loss	$(56,881)	$941	$(55,940)

(In Thousands)	At March 31, 2016	Other Comprehensive Income	At June 30, 2016
Net unrealized gain on securities available-for-sale	$6,812	$507	$7,319
Net actuarial loss on pension plans and other postretirement benefits	(57,999)	315	(57,684)
Prior service cost on pension plans and other postretirement benefits	(3,020)	29	(2,991)
Accumulated other comprehensive loss	$(54,207)	$851	$(53,356)

(In Thousands)	At December 31, 2015	Other Comprehensive Income	At June 30, 2016
Net unrealized gain on securities available-for-sale	$2,827	$4,492	$7,319
Net actuarial loss on pension plans and other postretirement benefits	(58,396)	712	(57,684)
Prior service cost on pension plans and other postretirement benefits	(3,048)	57	(2,991)
Accumulated other comprehensive loss	$(58,617)	$5,261	$(53,356)

The following tables set forth the components of other comprehensive income/loss for the periods indicated.

	For the Three Months Ended June 30, 2017
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$1,104	$(446)	$658
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	482	(195)	287
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	47	(19)	28
Other comprehensive income	$1,633	$(660)	$973

	For the Six Months Ended June 30, 2017
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$380	$(154)	$226
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	1,105	(447)	658
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	95	(38)	57
Other comprehensive income	$1,580	$(639)	$941

	For the Three Months Ended June 30, 2016
(In Thousands)	Before Tax Amount	Income Tax Expense	After Tax Amount
Net unrealized holding gain on securities available-for-sale arising during the period	$852	$(345)	$507
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	528	(213)	315
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	48	(19)	29
Other comprehensive income	$1,428	$(577)	$851

	For the Six Months Ended June 30, 2016
(In Thousands)	Before Tax Amount	Income Tax (Expense) Benefit	After Tax Amount
Net unrealized gain on securities available-for-sale:
Net unrealized holding gain on securities arising during the period	$7,626	$(3,083)	$4,543
Reclassification adjustment for gain on sales of securities included in net income	(86)	35	(51)
Net unrealized gain on securities available-for-sale	7,540	(3,048)	4,492
Reclassification adjustment for net actuarial loss on pension plans and other postretirement benefits included in net income	1,195	(483)	712
Reclassification adjustment for prior service cost on pension plans and other postretirement benefits included in net income	95	(38)	57
Other comprehensive income	$8,830	$(3,569)	$5,261

The following tables set forth information about amounts reclassified from accumulated other comprehensive loss to, and the affected line items in, the consolidated statements of income for the periods indicated.

	For the Three Months Ended June 30,		Income Statement Line Item
(In Thousands)	2017	2016
Reclassification adjustment for net actuarial loss (1)	$(482)	$(528)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(47)	(48)	Compensation and benefits
Total reclassifications, before tax	(529)	(576)
Income tax effect	214	232	Income tax expense
Total reclassifications, net of tax	$(315)	$(344)	Net income

	For the Six Months Ended June 30,		Income Statement Line Item
(In Thousands)	2017	2016
Reclassification adjustment for gain on sales of securities	$—	$86	Gain on sales of securities
Reclassification adjustment for net actuarial loss (1)	(1,105)	(1,195)	Compensation and benefits
Reclassification adjustment for prior service cost (1)	(95)	(95)	Compensation and benefits
Total reclassifications, before tax	(1,200)	(1,204)
Income tax effect	485	486	Income tax expense
Total reclassifications, net of tax	$(715)	$(718)	Net income

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

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Service cost	$—	$—	$305	$460
Interest cost	2,338	2,485	236	234
Expected return on plan assets	(3,103)	(3,058)	—	—
Recognized net actuarial loss (gain)	656	673	(174)	(145)
Amortization of prior service cost	47	48	—	—
Settlement	25	—	—	—
Net periodic (benefit) cost	$(37)	$148	$367	$549

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Service cost	$—	$—	$795	$932
Interest cost	4,768	5,021	491	497
Expected return on plan assets	(6,200)	(6,116)	—	—
Recognized net actuarial loss (gain)	1,378	1,407	(273)	(212)
Amortization of prior service cost	95	95	—	—
Settlement	86	—	—	—
Net periodic cost	$127	$407	$1,013	$1,217

9.    Stock Incentive Plans

During the six months ended June 30, 2017, 504,252 shares of restricted common stock were granted to select officers under the 2014 Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2014 Employee Stock Plan, of which 497,712shares remain outstanding at June 30, 2017 and all of which vest one-third per year beginning in December 2017.  In the event the grantee terminates his/her employment due to death or disability, or in the event we experience a change in control, as defined and specified in the 2014 Employee Stock Plan, all restricted common stock granted pursuant to such plan immediately vests.

During the six months ended June 30, 2017, 17,532 shares of restricted common stock were granted to directors under the Astoria Financial Corporation 2007 Non-Employee Directors Stock Plan, as amended, all of which remain outstanding at June 30, 2017 and vest 100% in January 2020, although awards immediately vest upon death, disability, mandatory retirement, involuntary termination or a change in control, as such terms are defined in the plan.

The following table summarizes restricted common stock and performance-based restricted stock unit activity in our stock incentive plans for the six months ended June 30, 2017.

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	639,329	$14.40	705,600		$12.41
Granted	521,784	19.80	—		—
Vested	(21,790)	(12.62)	—		—
Forfeited	(18,140)	(16.43)	(10,000)		(12.64)
Expired	—	—	(327,800)	(1)	(12.14)
Unvested at June 30, 2017	1,121,183	16.91	367,800		12.64

(1)	Expired on February 1, 2017. Performance-based conditions were not achieved.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period and totaled $1.4 million, net of taxes of $947,000, for the three months ended June 30, 2017 and $2.4 million, net of taxes of $1.6 million for the six months ended June 30, 2017. Stock-based compensation expense totaled $314,000, net of taxes of $213,000, for the three months ended June 30, 2016 and $1.3 million, net of taxes of 852,000 for the six months ended June 30, 2016. At June 30, 2017, pre-tax compensation cost related to all unvested awards of restricted common stock and restricted stock units not yet recognized totaled $14.7 million and will be recognized over a weighted average period of approximately 2.0 years, which excludes $2.3 million of pre-tax compensation cost related to 183,900 performance-based restricted stock units granted in 2015, for which compensation cost will begin to be recognized when the achievement of the performance conditions becomes probable.

10.    Investments in Affordable Housing Limited Partnerships

As part of our community reinvestment initiatives, we invest in affordable housing limited partnerships that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits and other tax benefits for these investments.

Our investment in affordable housing limited partnerships, reflected in other assets in the consolidated statements of financial condition, totaled $14.3 million at June 30, 2017 and $15.7 million at December 31, 2016. Our funding obligation related to such investments, reflected in other liabilities in the consolidated statements of financial condition, totaled $9.8 million at June 30, 2017 and $12.0 million at December 31, 2016. Funding installments are due on an "as needed" basis, currently projected over the next twelve months, the timing of which cannot be estimated.

Expense related to our investments in affordable housing limited partnerships totaled $733,000 for the three months ended June 30, 2017 and $1.4 million for the six months ended June 30, 2017, included in income tax expense in the consolidated statements of income. Such expense totaled $353,000 for the three months ended June 30, 2016 and $705,000 for the six months ended June 30, 2016, included in other non-interest expense in the consolidated statements of income. Affordable housing tax credits and other tax benefits recognized as a component of income tax expense in the consolidated statements of income totaled $563,000 for the three months ended June 30, 2017 and $483,000 for the three months ended June 30, 2016. Such tax credits and other tax benefits totaled $1.2 million for the six months ended June 30, 2017 and $873,000 for the six months ended June 30, 2016.

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

At June 30, 2017, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both Astoria Financial Corporation and Astoria Bank at June 30, 2017 also exceeded the minimum capital requirements shown in the table below including the currently applicable Conservation Buffer of 1.25%. The following tables set forth information regarding the regulatory capital requirements applicable to Astoria Financial Corporation and Astoria Bank.

	At June 30, 2017
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,597,712	11.34%	$563,739	4.00%	N/A	N/A	$704,673	5.00%
Common equity tier 1 risk-based	1,470,451	19.03	347,681	4.50	$444,259	5.75%	502,206	6.50
Tier 1 risk-based	1,597,712	20.68	463,575	6.00	560,153	7.25	618,100	8.00
Total risk-based	1,677,630	21.71	618,100	8.00	714,678	9.25	772,624	10.00

Astoria Bank:
Tier 1 leverage	$1,717,805	12.28%	$559,601	4.00%	N/A	N/A	$699,501	5.00%
Common equity tier 1 risk-based	1,717,805	22.28	346,965	4.50	$443,344	5.75%	501,171	6.50
Tier 1 risk-based	1,717,805	22.28	462,620	6.00	558,999	7.25	616,826	8.00
Total risk-based	1,797,723	23.32	616,826	8.00	713,206	9.25	771,033	10.00

	At December 31, 2016
	Actual		Minimum Capital Requirements		Minimum Capital Requirements with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Astoria Financial Corporation:
Tier 1 leverage	$1,572,750	10.85%	$579,829	4.00%	N/A	N/A	$724,786	5.00%
Common equity tier 1 risk-based	1,448,341	17.29	376,857	4.50	$429,199	5.125%	544,350	6.50
Tier 1 risk-based	1,572,750	18.78	502,477	6.00	554,818	6.625	669,969	8.00
Total risk-based	1,659,221	19.81	669,969	8.00	722,310	8.625	837,461	10.00

Astoria Bank:
Tier 1 leverage	$1,742,580	12.09%	$576,660	4.00%	N/A	N/A	$720,825	5.00%
Common equity tier 1 risk-based	1,742,580	20.85	376,129	4.50	$428,369	5.125%	543,297	6.50
Tier 1 risk-based	1,742,580	20.85	501,505	6.00	553,745	6.625	668,673	8.00
Total risk-based	1,829,051	21.88	668,673	8.00	720,913	8.625	835,841	10.00

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

	Carrying Value at June 30, 2017
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$216,918	$—	$216,918
Non-GSE issuance REMICs and CMOs	851	—	851
GSE pass-through certificates	8,007	—	8,007
Obligations of GSEs	29,202	—	29,202
Fannie Mae stock	2	2	—
Total securities available-for-sale	$254,980	$2	$254,978

	Carrying Value at December 31, 2016
(In Thousands)	Total	Level 1	Level 2
Securities available-for-sale:
Residential mortgage-backed securities:
GSE issuance REMICs and CMOs	$240,793	$—	$240,793
Non-GSE issuance REMICs and CMOs	1,443	—	1,443
GSE pass-through certificates	8,930	—	8,930
Obligations of GSEs	28,875	—	28,875
Fannie Mae stock	4	4	—
Total securities available-for-sale	$280,045	$4	$280,041

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Residential mortgage-backed securities
Residential mortgage-backed securities comprised 89% of our securities available-for-sale portfolio at June 30, 2017 and 90% at December 31, 2016.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service uses various modeling techniques to determine pricing for our mortgage-backed securities, including options based pricing and discounted cash flow models.  The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance.  GSE securities, for which an active market exists for similar securities making observable inputs readily available, comprised 100% of our available-for-sale residential mortgage-backed securities portfolio at June 30, 2017 and 99% at December 31, 2016.

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

Obligations of GSEs
Obligations of GSEs comprised 11% of our securities available-for-sale portfolio at June 30, 2017 and 10% at December 31, 2016 and consisted of debt securities issued by GSEs.  The fair values for these securities are obtained from an independent nationally recognized pricing service.  Our pricing service gathers information from market sources and integrates relative credit information, observed market movements and sector news into their pricing applications and models. Spread scales, representing credit risk, are created and are based on the new issue market, secondary trading and dealer quotes.  Option adjusted spread, or OAS, models are incorporated to adjust spreads of issues that have early redemption features. Based upon our review of the prices provided by our pricing service, the estimated fair values incorporate observable market inputs commonly used by buyers and sellers of these types of securities at the measurement date in orderly transactions between market participants, and, as such, are classified as Level 2.

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

	Carrying Value
(In Thousands)	At June 30, 2017	At December 31, 2016
Non-performing loans held-for-sale, net	$499	$143
Impaired loans	116,845	124,101
MSR, net	10,168	10,130
REO, net	14,807	14,428
Total	$142,319	$148,802

The following table provides information regarding the gains (losses) recognized on our assets measured at fair value on a non-recurring basis for the periods indicated.

	For the Six Months Ended June 30,
(In Thousands)	2017	2016
Non-performing loans held-for-sale, net (1)	$(77)	$(167)
Impaired loans (2)	(2,543)	(3,019)
MSR, net (3)	413	(1,622)
REO, net (4)	(732)	(789)
Total	$(2,939)	$(5,597)

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

Loans held-for-sale, net (non-performing loans held-for-sale)
Fair values of non-performing loans held-for-sale are estimated through either preliminary bids from potential purchasers of the loans or the estimated fair value of the underlying collateral discounted for factors necessary to solicit acceptable bids, and adjusted as necessary based on management’s experience with sales of similar types of loans and, as such, are classified as Level 3.  At June 30, 2017, we held-for-sale two non-performing multi-family mortgage loans. At December 31, 2016, we held-for-sale one non-performing multi-family mortgage loan.

Loans receivable, net (impaired loans)
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans were comprised of 92% residential mortgage loans, 6% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at June 30, 2017 and 90% residential mortgage loans, 8% multi-family and commercial real estate mortgage loans and 2% home equity lines of credit at December 31, 2016.  Impaired loans for which a fair value adjustment was recognized were comprised of 93% residential mortgage loans, 6% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at June 30, 2017 and 90% residential mortgage loans, 9% multi-family and commercial real estate mortgage loans and 1% home equity lines of credit at December 31, 2016.  Our impaired loans are generally collateral dependent and, as such, are generally carried at the estimated fair value of the underlying collateral less estimated selling costs.

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

MSR, net
The right to service loans for others is generally obtained through the sale of residential mortgage loans with servicing retained.  MSR are carried at the lower of cost or estimated fair value.  The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.  At June 30, 2017, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.93%, a weighted average constant prepayment rate on mortgages of 10.32% and a weighted average life of 6.0 years.  At December 31, 2016, our MSR were valued based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 10.63% and a weighted average life of 6.0 years.  Management reviews the assumptions used to estimate the fair value of MSR to ensure they reflect current and anticipated market conditions.

REO, net
REO represents real estate acquired through foreclosure or by deed in lieu of foreclosure. All of our REO consisted of residential properties at June 30, 2017 and December 31, 2016. REO is initially recorded at estimated fair value less estimated selling costs.  Thereafter, we maintain a valuation allowance representing decreases in the properties' estimated fair value. The fair value of REO is estimated through current appraisals, in conjunction with a drive-by inspection and comparison of the REO property with similar properties in the area by either a licensed appraiser or real estate broker.  As these properties are actively marketed, estimated fair values are periodically adjusted by management to reflect current market conditions and, as such, are classified as Level 3.

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

	At June 30, 2017
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,915,465	$2,874,880	$2,874,880	$—
FHLB-NY stock	105,958	105,958	105,958	—
Loans held-for-sale, net (1)	7,920	8,140	—	8,140
Loans receivable, net (1)	9,820,132	9,823,388	—	9,823,388
MSR, net (1)	10,168	10,171	—	10,171
Financial Liabilities:
Deposits	8,889,556	8,899,905	8,899,905	—
Borrowings, net	3,177,945	3,276,424	3,276,424	—

	At December 31, 2016
	Carrying Value	Estimated Fair Value
(In Thousands)		Total	Level 2	Level 3
Financial Assets:
Securities held-to-maturity	$2,740,132	$2,690,546	$2,690,546	$—
FHLB-NY stock	124,807	124,807	124,807	—
Loans held-for-sale, net (1)	11,584	11,589	—	11,589
Loans receivable, net (1)	10,331,087	10,318,246	—	10,318,246
MSR, net (1)	10,130	10,133	—	10,133
Financial Liabilities:
Deposits	8,877,055	8,887,745	8,887,745	—
Borrowings, net	3,634,752	3,747,657	3,747,657	—
_______________________________________________________

(1)	Includes assets measured at fair value on a non-recurring basis.

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

Sterling Merger-related Litigation
Following the announcement of the execution of the Sterling Merger Agreement, a number of lawsuits challenging the proposed Sterling Merger were filed: (1) MSS 1209 Trust v. Astoria Financial Corporation, et al., Index No. 602161/2017, filed March 13, 2017 in the Supreme Court of the State of New York, County of Nassau, or the MSS Action; (2) Parshall v. Astoria Financial Corporation, et al., Case No. 1:17-cv-02165, filed April 10, 2017 in the United States District Court for the Eastern District of New York, or the Parshall Action; (3) Minzer v. Astoria Financial Corporation, et al., Case No. 2017-0284, filed April 12, 2017 in the Court of Chancery of the State of Delaware, or the Minzer Action; (4) O’Connell v. Astoria Financial Corporation, et al., Index No. 603703/2017, filed April 28, 2017 in the Supreme Court of the State of New

York, County of Nassau, or the O’Connell Action, and together with the MSS Action and the Minzer Action, the State Court Actions; and (5) Jenkins v. Astoria Financial Corporation, et al., Case No. 1:17-cv-02608, filed May 2, 2017 in the United States District Court for the Eastern District of New York, or the Jenkins Action, and together with the Parshall Action, the Federal Actions. Collectively, the State Court Actions and the Federal Actions are referred to as the Class Actions. Each of these lawsuits is a putative class action filed on behalf of stockholders of Astoria and names as defendants Astoria, its directors and Sterling.

The plaintiffs in the State Court Actions generally allege that the directors of Astoria breached their fiduciary duties in connection with their approval of the Sterling Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s public stockholders, resulting in inadequate merger consideration. The plaintiffs in the State Court Actions further variously allege that (i) the directors of Astoria approved the Sterling Merger through a flawed sales process, alleging the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Astoria directors; and (ii) the directors of Astoria breached their fiduciary duties because they agreed to unreasonable deal protection devices that allegedly preclude other bidders from making a successful competing offer for Astoria. The plaintiffs in the State Court Actions further allege that Sterling aided and abetted the alleged fiduciary breaches by the Astoria Board of Directors.

The plaintiffs in the Federal Actions variously allege that the defendants violated federal securities laws by disseminating a registration statement that omitted material information with respect to the Sterling Merger. The plaintiffs in the O’Connell Action and the Minzer Action also allege that the registration statement is materially misleading.

Plaintiffs in the Class Actions seek, among other things, an order enjoining completion of the proposed Sterling Merger, additional disclosure, rescission of the transaction or rescissory damages if the Sterling Merger is consummated, and an award of costs and attorneys’ fees.

On June 6, 2017, Astoria, Sterling and the plaintiffs in the Class Actions entered into a memorandum of understanding, or the MOU, which provides for the settlement of the Class Actions. The MOU contemplates, among other things, that Astoria would make certain supplemental disclosures relating to the Sterling Merger. Although the defendants deny the allegations made in the Class Actions and believe that no supplemental disclosure is required under applicable laws, in order to minimize the distraction, burden, risk and expense of further litigation and in order to avoid any possible delay in the closing of the proposed Sterling Merger, Astoria agreed to make such supplemental disclosures pursuant to the terms of the MOU, which supplemental disclosures were made in Exhibit 99.1 to the Current Report on Form 8-K filed by Astoria with the SEC on June 7, 2017. Furthermore, pursuant to the MOU, plaintiffs in the Minzer Action, the Parshall Action and the Jenkins Action voluntarily dismissed their respective actions without prejudice.

In addition, on April 26, 2017, a separate putative class action challenging the proposed Sterling Merger, Garfield v. Sterling Bancorp, et al., Index No. 031888/2017, was filed in the Supreme Court of the State of New York, County of Rockland, or the Garfield Action. This lawsuit was brought on behalf of the stockholders of Sterling and names Sterling, its directors and Astoria as defendants. The complaint alleges, among other things, that Astoria aided and abetted a breach of the Sterling directors’ fiduciary duty of candor by jointly filing a materially deficient and misleading proxy statement. Sterling and Astoria agreed to make certain supplemental disclosures relating to the Sterling Merger, which supplemental disclosures were made in Exhibit 99.2 to the Current Report on Form 8-K filed by Astoria with the SEC on June 7, 2017, in contemplation of a potential settlement of the Garfield Action. On June 30, 2017, Sterling, Astoria and the plaintiffs in the Garfield Action entered into a Stipulation and Settlement, or the Garfield Stipulation, pursuant to which, in addition to the supplemental disclosures made on June 7, 2017, Sterling agreed, subject to final court approval, to pay to plaintiffs’ counsel a fixed amount in full settlement of the plaintiffs’ claim for attorneys’ fees and expenses. Although the defendants in the Garfield Action continue to deny the allegations made in the Garfield Action, they have nevertheless agreed to enter into the Garfield Stipulation in order to avoid the costs, disruption and distraction of further litigation.

On May 15, 2017, another putative class action, Karp v. Astoria Financial Corporation, et al., Index No. 604286/2017, was filed in the Supreme Court of the State of New York, County of Nassau, or the Karp Action, challenging the proposed Sterling Merger on substantially similar grounds as the other State Court Actions. Plaintiffs in the Karp Action seek similar remedies as the plaintiffs in the State Court Actions, as well as an order enjoining individual defendants from initiating any defensive measures or taking other actions that would allegedly inhibit their ability to maximize value for Astoria stockholders. Following the execution of the MOU, on July 10, 2017, Astoria, Sterling and the plaintiffs in the Karp Action entered into a Stipulation as to Scheduling and Acceptance of Service, or the Stipulation, pursuant to which the defendants’ time to answer, move or otherwise respond to the Karp Action has been extended indefinitely pending the outcome of any settlement approval process pursuant to the MOU.

The defendants continue to believe that all of these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2017 with respect to these matters.

The settlements contemplated by the MOU and the Garfield Stipulation are subject to confirmatory discovery and customary conditions, including court approval following notice to Astoria’s and Sterling’s stockholders, respectively. If the settlements are finally approved by the court, they will resolve and release all claims by stockholders of Astoria and Sterling challenging any aspect of the Sterling Merger, the Sterling Merger Agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlements.

There can be no assurance that the court will approve the settlements contemplated by the MOU and the Garfield Stipulation. If the court does not approve either or both of the settlements, or if the settlements are otherwise disallowed or terminated by plaintiffs or defendants, to the extent provided for therein, the proposed settlements may become null and void. If the MOU and/or the Garfield Stipulation is terminated, no assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan holding company of Astoria Bank. Astoria Bank offers a wide range of financial services and solutions designed to meet customers’ personal, family and business banking needs.  Our goals are to enhance shareholder value while continuing to strengthen our position as a more fully diversified, full service community bank. We focus on our core businesses of portfolio lending and deposit gathering while maintaining strong asset quality and operating expense management. We continue to implement our strategies to diversify earning assets and to increase low cost NOW and demand deposit (checking), money market and savings accounts, or core deposits. These strategies include a greater emphasis in the local multi-family and commercial real estate mortgage lending markets and expanding our array of business banking products and services, focusing on small and middle market businesses with an emphasis on attracting clients from larger competitors. We also continue to originate residential mortgage loans, though at a slower pace, resulting in a managed decline of our residential loan portfolio. Our physical presence consists presently of our branch network of 88 locations, plus our dedicated business banking office in midtown Manhattan.

We are impacted by both national and regional economic factors, with residential mortgage loans from various regions of the country held in our portfolio and our multi-family and commercial real estate mortgage loan portfolio concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. Although U.S. economic activity has been expanding at a moderate pace since mid-2016, the operating environment continues to remain challenging. Interest rates have been at or near historical lows, despite the March 2017 and June 2017 actions by the Federal Open Market Committee, or FOMC, to raise the federal funds interest rate by 25 basis points in each instance. Long term interest rates have been somewhat volatile during the past six months and sensitive to varied economic data, the uncertainty of the impact of the FOMC's rate increases and the divergence in monetary policy of the FOMC and its global counterparts. For example, the ten-year U.S. Treasury rate started the year at 2.44% and ended June 30, 2017 at 2.31%, while ranging between a low of 2.14% and a high of 2.62% in the first half of 2017. The national unemployment rate decreased to 4.4% for June 2017, compared to 4.7% for December 2016, and new job growth has been solid in recent months.

Net income available to common shareholders for the three months ended June 30, 2017 was flat compared to the three months ended June 30, 2016. A decline in net interest income was largely offset by a decrease in non-interest expense. Net income available to common shareholders for the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016. The decrease was primarily attributable to a decline in net interest income, partially offset by a decrease in non-interest expense. Non-interest expense for the six months ended June 30, 2017 includes a $4.0 million one-time charge associated with the recognition of the settlement cost related to lease obligations in connection with the residential lending team being relocated to other existing office space.

Net interest income for the three and six months ended June 30, 2017 decreased compared to the three and six months ended June 30, 2016. The decline was primarily due to a reduction in our residential mortgage loan portfolio, as well as declines in both the balance and average yield on our multi-family and commercial real estate mortgage loan portfolio, partially offset by an increase in both the balance and average yield on mortgage-backed and other securities.

The provision for loan losses credited to operations for the three months ended June 30, 2017 totaled $2.5 million compared to $3.0 million for the three months ended June 30, 2016. For the six months ended June 30,

2017, the provision for loan losses credited to operations was $4.9 million compared to $6.1 million for the six months ended June 30, 2016. The allowance for loan losses totaled $79.5 million at June 30, 2017, compared to $86.1 million at December 31, 2016. The reduction in the allowance for loan losses at June 30, 2017 compared to December 31, 2016, and the provision credited to operations for the three and six months ended June 30, 2017, reflects the results of our quarterly review of the adequacy of the allowance for loan losses. Changes in the size and composition of our loan portfolio resulted in reduced reserve needs in the 2017 periods. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the continued improvement in our loan loss experience, as well as improved asset quality in our loan portfolio as a result of reductions in the balances of certain loan classes we believe bear higher risk, the quality of our loan originations and the contraction of the overall loan portfolio.

Non-interest income was flat for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, reflecting an increase in mortgage banking income, net, offset by declines in customer service fee income. Non-interest expense decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, reflecting declines in advertising, federal deposit insurance premium, compensation and benefits expense and other expense. Non-interest expense decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, reflecting declines in advertising, federal deposit insurance premium and compensation and benefits expense, partially offset by increases in other expense and occupancy, equipment and systems expense. The increase in other expense was primarily due to a $4.0 million one-time charge associated with the recognition of the settlement cost related to lease obligations in connection with the residential lending team being relocated to other existing office space.

Total assets declined during the six months ended June 30, 2017, primarily due to decreases in our residential, multi-family and commercial real estate mortgage loan portfolios. The continued overall balance sheet decline reflects primarily the prolonged low interest rate environment which caused an excess of loan repayments over originations and purchases during the six months ended June 30, 2017 within the mortgage loan portfolios, particularly as it relates to residential loans. With respect to our multi-family and commercial real estate lending, the higher interest rate environment in the first half of 2017 as compared with the same period in 2016, had the effect of reducing refinancing activities by borrowers. In addition, we believe that market perceptions of Astoria's merger activities during 2016 and the first half of 2017 served to dampen opportunities for new business growth in the multi-family and commercial real estate portfolios.

As a result of a decrease in our loan portfolios, borrowed funds declined during the six months ended June 30, 2017. An increase in core deposits also served to reduce borrowing needs. The growth in core deposits reflected increases in money market, checking and savings accounts. At June 30, 2017, core deposits represented 83% of total deposits, a slight increase from December 31, 2016. Total deposits included $1.13 billion of business deposits at June 30, 2017, an increase of 4% since December 31, 2016, substantially all of which were core deposits, reflecting the expansion of our business banking operations. We expect that the continued growth of our business banking operations should allow us to continue to grow our low cost core deposits.

Stockholders’ equity increased to $1.74 billion as of June 30, 2017 compared to $1.71 billion as of December 31, 2016. The increase was primarily the result of earnings in excess of dividends on our common and preferred stock and stock-based compensation recognized during the six months ended June 30, 2017.

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

The completion of the Sterling Merger is subject to customary conditions, including (1) adoption of the Sterling Merger Agreement by Astoria’s stockholders, (2) adoption of the Sterling Merger Agreement and approval of the Sterling charter amendment by Sterling’s stockholders, (3) authorization for listing on the New York Stock Exchange of the shares of Sterling Common Stock to be issued in the Sterling Merger, (4) the receipt of required regulatory approvals, including the approval of the FRB and the OCC, (5) effectiveness of the registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Sterling Merger or making the completion of the Sterling Merger illegal. The registration statement on Form S-4 for the Sterling Common Stock to be issued in the Sterling Merger was filed on April 5, 2017 and was declared effective by the SEC on April 28, 2017. Special meetings of Astoria’s and Sterling’s respective stockholders were held on June 13, 2017, at which Astoria’s stockholders adopted the Sterling Merger Agreement and Sterling’s stockholders adopted the Sterling Merger Agreement and approved the Sterling charter amendment. In addition, all applications and notices necessary to obtain the required regulatory approvals to complete the Sterling Merger have been submitted or sent by Astoria or Sterling.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K, as supplemented by our March 31, 2017 Quarterly Report on Form 10-Q and this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR, judgments regarding goodwill and securities impairment and the estimates related to income taxes and our pension plans and other postretirement benefits are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions and estimates about highly uncertain matters.  Actual results may differ from our assumptions, estimates and judgments.  The use of different assumptions, estimates and judgments could result in material differences in our results of operations or financial condition.  These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section of our 2016 Annual Report on Form 10-K.

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

Our evaluation of loss experience factors considers trends in such factors over the prior three years, as well as an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss is confirmed, for substantially all of the loan portfolio, with the exception of multi-family and commercial real estate mortgage loans originated after 2010, for which our evaluation includes predictive modeling techniques. We also analyze our historical loss experience over 12, 15, 18 and 24 month periods. The loss history used in calculating our quantitative allowance coverage percentages varies based on loan type. Also, for a particular loan type, we may not have sufficient loss history to develop a reasonable estimate of loss and in these instances we may consider our loss experience for other, similar loan types and may evaluate those losses over a longer period than two years. Additionally, multi-family and commercial real estate loss experience may be adjusted based on the composition of the losses (loan sales, short sales and partial charge-offs). Modeling techniques utilize data inputs for each loan in the portfolio, including credit facility terms and performance to date, property details and borrower financial performance data. The model also incorporates real estate market data from an established real estate market database company to forecast future performance of the properties, and includes a loan loss predictive model based on studies of defaulted commercial real estate loans. The model then generates a probability of default, loss given default and ultimately an estimated loss for each loan quarterly over the remaining life of the loan. The appropriate time frame from which to assign an estimated loss percentage to the pool of loans is assessed by management. We update our historical loss analyses, as well as our predictive model, quarterly and evaluate the need to modify our quantitative allowances as a result of our updated charge-off and loss analyses.

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

Based on our evaluation of the composition and size of our loan portfolio, the levels and composition of delinquent and non-performing loans, our loss history, the housing and real estate markets and the current economic environment, we determined that an allowance for loan losses of $79.5 million was appropriate at June 30, 2017, compared to $86.1 million at December 31, 2016. The provision for loan losses credited to operations totaled $4.9 million for the six months ended June 30, 2017.

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

At June 30, 2017, our MSR had a carrying value of $10.2 million, net of a valuation allowance of $1.8 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.93%, a weighted average constant prepayment rate on mortgages of 10.32% and a weighted average life of 6.0 years. At December 31, 2016, our MSR had a carrying value of $10.1 million, net of a valuation allowance of $2.2 million, which approximated the estimated fair value based on expected future cash flows considering a weighted average discount rate of 9.94%, a weighted average constant prepayment rate on mortgages of 10.63% and a weighted average life of 6.0 years.

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

At June 30, 2017, the carrying amount of our goodwill totaled $185.2 million. As of September 30, 2016, we performed our annual goodwill impairment test internally and obtained an independent third party analysis and concluded there was no goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units, the use of other valuation techniques or changes to the input assumptions used in our analysis or the analysis by our third party valuation firm could result in materially different evaluations of impairment.

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

Our securities portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. GSE issuance mortgage-backed securities comprised 84% of our securities portfolio at June 30, 2017. Non-GSE issuance mortgage-backed securities at June 30, 2017 comprised less than 1% of our securities portfolio and had an amortized cost of $1.0 million, with 82% classified as available-for-sale and 18% classified as held-to-maturity. Our non-GSE issuance securities are primarily investment grade securities and have performed similarly to our GSE issuance securities. Credit quality concerns have not significantly impacted the performance of our non-GSE securities or our ability to obtain reliable prices. The balance of our securities portfolio is primarily comprised of debt securities issued by GSEs.

The fair value of our securities portfolio is primarily impacted by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment, or OTTI, considers the duration and severity of the impairment, our assessments of the reason for the decline in value, the likelihood of a near-term recovery and our intent and ability to hold the securities. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income, except for the amount of the total OTTI for a debt security that does not represent credit losses which is recognized in other comprehensive income/loss, net of applicable taxes. At June 30, 2017, we held 208 securities with an estimated fair value totaling $2.4 billion, which had an unrealized loss totaling $50.8 million. Of the securities in an unrealized loss position at June 30, 2017, $307.8 million, with an unrealized loss of $10.3 million, had been in a continuous unrealized loss position for 12 months or longer. At June 30, 2017, the impairments were deemed temporary based on (1) the direct relationship of the decline in fair value to movements in interest rates, (2) the estimated remaining life and high credit quality of the investments and (3) the fact that we had no intention to sell these securities and it was not more likely than not that we would be required to sell these securities before their anticipated recovery of the remaining amortized cost basis and we expected to recover the entire amortized cost basis of the security.

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

Our income tax expense consists of income taxes that are currently payable and deferred income taxes. We also maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty and evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Our current income tax expense approximates taxes to be paid or refunded for the current period. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods. Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss carryforwards. We assess our deferred tax assets and establish a valuation allowance if realization of a deferred tax asset is not considered to be more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of taxable income rely heavily on estimates and we use our historical experience and our short- and long-range business forecasts in making such estimates. We have recorded deferred tax assets, net of deferred tax liabilities, of $93.7 million at June 30, 2017, compared to $93.1 million at December 31, 2016, with no valuation allowance being appropriate for either period. We believe that our historical and future results of operations, and tax planning strategies which could be employed, will more likely than not generate sufficient taxable income to enable us to realize our net deferred tax assets. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

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

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities decreased to $1.54 billion for the six months ended June 30, 2017, compared to $1.56 billion for the six months ended June 30, 2016.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $44.9 million for the six months ended June 30, 2017 and $45.1 million for the six months ended June 30, 2016. Deposits increased $12.5 million during the six months ended June 30, 2017 and decreased $154.9 million during the six months ended June 30, 2016. The increase for the six months ended June 30, 2017 was due to a net increase in core deposits, partially offset by a decrease in certificates of deposit. The decrease in deposits for the six months ended June 30, 2016 was due to a decrease in certificates of deposit, partially offset by a net increase in core deposits. During the six months ended June 30, 2017 and 2016, we continued to allow high cost certificates of deposit to run off. Total deposits included business deposits of $1.13 billion at June 30, 2017, an increase of $43.8 million since December 31, 2016. At June 30, 2017, core deposits represented 83% of total deposits. We have continued our efforts to reposition the liability mix of our balance sheet, reducing the balance of high cost certificates of deposit and increasing the balance of low cost core deposits. Net borrowings decreased $456.8 million during the six months ended June 30, 2017 compared to an increase of $54.3 million during the six months ended June 30, 2016. The decrease in net borrowings for the six months ended June 30, 2017 was primarily due to a decrease in FHLB-NY advances. During the quarter, we repaid at maturity our $250.0 million 5.000% Senior Notes due June 19, 2017. The repayment was funded in part with the net proceeds of the issuance of $200.0 million 3.500% Senior Notes due June 8, 2020, with the remainder of the repayment funded with cash on hand.

Our primary use of funds is for the origination and purchase of mortgage loans and, to a lesser degree, for the purchase of securities. Gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2017 totaled $444.4 million, of which $222.3 million were multi-family and commercial real estate mortgage loan originations, $143.3 million were residential mortgage loan originations and $78.8 million were purchases of individual residential mortgage loans through our third party loan origination program. This compares to gross mortgage loans originated and purchased for portfolio during the six months ended June 30, 2016 totaling $673.7 million, of which $411.0 million were multi-family and commercial real estate mortgage loan originations, $162.5 million were residential mortgage loan originations and $100.2 million were residential mortgage loan purchases. Given the low interest rate environment, and consistent with our strategy to diversify our earning assets, we have focused on multi-family and commercial real estate mortgage lending and our business banking operations, with reduced emphasis on the origination and purchase of residential mortgage loans. Residential mortgage loan repayments outpaced originations and purchases during the six months ended June 30, 2017, resulting in a net reduction in that portfolio of $380.9 million. Multi-family and commercial real estate mortgage loan originations declined for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, reflective of reduced refinancing activities by borrowers, a result of a higher interest rate environment. In addition, we believe that market perceptions of Astoria’s merger activities during 2016 and the first half of 2017 served to dampen opportunities for new business growth in the multi-family and commercial real estate portfolios. Purchases of securities totaled $677.1 million during the six months ended June 30, 2017 and $852.6 million during the six months ended June 30, 2016.

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

We maintain liquidity levels to meet our operational needs in the normal course of our business and to be prepared for the possibility of adverse conditions which could result in the need for additional liquidity. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks totaled $105.8 million at June 30, 2017 and $129.9 million at December 31, 2016. At June 30, 2017, we had $1.03 billion of borrowings with a weighted average interest rate of 1.23% maturing over the next 12 months. We have the flexibility to either repay or rollover these borrowings as they mature. Included in our borrowings are various obligations which, by their terms, may be called by the counterparty. At June 30, 2017, we had $1.95 billion of callable borrowings, which were contractually callable by the counterparty within the next three months and on a quarterly basis thereafter. We believe the potential for these borrowings to be called does not present a liquidity concern as they have above current market coupons and, as such, are not likely to be called absent a significant increase in market interest rates. In addition, to the extent such borrowings were to be called, we believe we can readily obtain replacement funding, although such funding may be at higher rates. At June 30, 2017, FHLB-NY advances totaled $1.71 billion, or 54% of total borrowings. We do not believe any of our borrowing counterparty concentrations represent a material risk to our liquidity. In addition, we had $558.0 million of certificates of deposit at June 30, 2017 with a weighted average interest rate of 0.57% maturing over the next 12 months. We believe we have the ability to retain or replace a significant portion of such deposits based on our pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average interest rates at June 30, 2017.

	Borrowings			Certificates of Deposit
			Weighted Average Rate		Weighted Average Rate

(Dollars in Millions)	Amount			Amount
Contractual Maturity:
12 months or less	$1,030		1.23%	$558	0.57%
13 to 36 months	2,050	(1)	3.52	642	1.35
37 to 60 months	100	(2)	4.05	336	1.55
Over 60 months	—		—	1	1.72
Total	$3,180		2.79%	$1,537	1.11%

(1)	Includes $1.85 billion of borrowings, with a weighted average rate of 3.52%, which are callable by the counterparty within the next three months and on a quarterly basis thereafter.

(2)	Callable by the counterparty within the next three months and on a quarterly basis thereafter.

Through the Federal Reserve Bank of New York discount window we have the ability to borrow additional funds should the need arise on a short-term basis, primarily overnight. Our borrowing capacity through the discount window totaled approximately $562.2 million at June 30, 2017. In order to have the ability to borrow through the discount window, the Federal Reserve Bank of New York requires that collateral is pledged. In accordance with such requirements, at June 30, 2017, we had pledged as collateral with the Federal Reserve Bank of New York securities with an amortized cost of $151.7 million and commercial real estate mortgage loans with an unpaid principal balance of $917.7 million. We view the discount window as a secondary source of liquidity and, during the six months ended June 30, 2017, we did not utilize this source.

Through its membership in the FHLB-NY, Astoria Bank has access to borrowings on an overnight and term basis to the extent that it has qualifying collateral in place at the FHLB-NY. At June 30, 2017, Astoria Bank had residential mortgage loans pledged to the FHLB-NY sufficient to support additional borrowings of approximately $2.51 billion.

Astoria Bank also has the ability to use its portfolio of unencumbered investment securities available for sale and held to maturity as collateral for borrowings from the Federal Reserve Bank of New York, the FHLB-NY and repurchase agreement counterparties. At June 30, 2017, Astoria Bank had approximately $1.83 billion (amortized cost) of investment securities available to be pledged to support borrowings.

Additional sources of liquidity at the holding company level have included public and private issuances of debt and equity securities into the capital markets.  Holding company debt obligations are included in other borrowings.  We have a shelf registration statement on Form S-3 on file with the SEC that we renewed in the 2015 second quarter, which allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, depositary shares, senior notes, subordinated notes, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing.  This shelf registration statement provides us with greater capital management flexibility and enables us to more readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements.  Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell, our ability and any decision to do so is subject to market conditions and our capital needs.  Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, our capital levels, Astoria Bank’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model. In addition, pursuant to the terms of the Sterling Merger Agreement, we are limited in our ability to issue or sell our capital stock without the consent of Sterling. Sterling has agreed not to unreasonably withhold any such consent. On June 8, 2017, we sold $200.0 million aggregate principal amount of senior unsecured notes due June 8, 2020 bearing a fixed rate of 3.500%.

We have registered 1,500,000 shares of our common stock under the Securities Act for offer and sale from time to time pursuant to the Astoria Financial Corporation Dividend Reinvestment and Stock Purchase Plan, or the Stock Purchase Plan, which allows our shareholders to automatically reinvest the cash dividend paid on all or a portion of their shares of our common stock into additional shares of our common stock and make optional cash purchases, up to $10,000 per month, of additional shares of our common stock, unless we grant a waiver permitting a higher amount of optional cash purchases. Shares of common stock may be purchased either directly from us from authorized but unissued shares or from treasury shares, or on the open market. During the six months ended June 30, 2017, 3,696 shares of our common stock were purchased pursuant to the dividend reinvestment provisions of the Stock Purchase Plan directly from us from treasury shares for net proceeds totaling $70,000.

Astoria Financial Corporation’s primary uses of funds include payment of dividends on common and preferred stock and payment of interest on its debt obligations. During the six months ended June 30, 2017, Astoria Financial Corporation paid dividends on common and preferred stock totaling $12.5 million. On June 16, 2017, our Board of Directors declared a quarterly cash dividend on the Series C Preferred Stock aggregating $2.2 million, or $16.25 per share, for the quarterly period from April 15, 2017 through and including July 14, 2017, which was paid on July 17, 2017 to stockholders of record as of June 30, 2017. On July 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.04 per share on shares of our common stock payable on August 21, 2017 to stockholders of record as of August 7, 2017.

Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Bank. During the six months ended June 30, 2017, Astoria Bank paid dividends to Astoria Financial Corporation totaling $68.7 million. Since Astoria Bank is a federally chartered savings association, there are regulatory limits on its ability to make distributions to Astoria Financial Corporation. See Part I, Item 1, “Business - Regulation and Supervision - Limitations on Capital Distributions,” in our 2016 Annual Report on Form 10-K for further discussion of limitations on capital distributions from Astoria Bank. In addition, pursuant to the terms of the Sterling Merger Agreement, we may not pay quarterly cash dividends in excess of $0.04 per share of Astoria Common Stock or repurchase shares of Astoria Common Stock without the consent of Sterling. Sterling has agreed not to unreasonably withhold any such consent.

See “Financial Condition” for further discussion of the changes in stockholders’ equity.

At June 30, 2017, our tangible common equity ratio, which represents common stockholders’ equity less goodwill divided by total assets less goodwill, was 10.20%. Pursuant to the Reform Act, in July 2013, the Agencies issued Final Capital Rules that subjected many savings and loan holding companies, including Astoria Financial Corporation, to consolidated capital requirements effective January 1, 2015. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards. For a more detailed description of these rules, see Part I, Item 1, “Business - Regulation and Supervision - Capital Requirements,” in our 2016 Annual Report on Form 10-K. At June 30, 2017, the capital levels of both Astoria Financial Corporation and Astoria Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and above the minimum levels required to satisfy the newly applicable capital Conservation Buffer imposed pursuant to the Reform Act.

At June 30, 2017, Astoria Financial Corporation's Tier 1 leverage capital ratio was 11.34%, Common equity tier 1 risk-based capital ratio was 19.03%, Tier 1 risk-based capital ratio was 20.68% and Total risk-based capital ratio was 21.71%, and Astoria Bank’s Tier 1 leverage capital ratio was 12.28%, Common equity tier 1 risk-based and Tier 1 risk-based capital ratios were 22.28% and Total risk-based capital ratio was 23.32%. For additional information on the regulatory capital ratios of Astoria Financial Corporation and Astoria Bank at June 30, 2017, see Note 11 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, "Financial Statements (Unaudited)."

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  We also have commitments to fund loans held-for-sale and commitments to sell loans in connection with our mortgage banking activities which are considered derivative financial instruments.  Commitments to sell loans totaled $22.5 million at June 30, 2017.  The fair values of our mortgage banking derivative financial instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at June 30, 2017.

	Payments Due by Period
(In Thousands)	Total	Less than One Year	Over One to Three Years	Over Three to Five Years	More than Five Years
On-balance sheet contractual obligations:
Borrowings with original terms greater than three months	$2,800,000	$650,000	$2,050,000	$100,000	$—
Off-balance sheet contractual obligations: (1)
Commitments to originate and purchase loans (2)	288,876	288,876	—	—	—
Commitments to fund unused lines of credit (3)	222,985	222,985	—	—	—
Total (4)	$3,311,861	$1,161,861	$2,050,000	$100,000	$—

(1)	Excludes contractual obligations related to operating lease commitments which have not changed significantly since December 31, 2016.

(2)	Includes commitments to originate loans held-for-sale of $13.9 million.

(3)	Includes commitments to fund commercial and industrial lines of credit of $153.9 million, home equity lines of credit of $38.5 million, and other consumer lines of credit of $30.6 million.

(4)	Excludes an obligation related to our investments in affordable housing limited partnerships totaling $9.8 million at June 30, 2017, the funding installments of which are made on an “as needed” basis.

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

Comparison of Financial Condition as of June 30, 2017 and December 31, 2016 and Operating Results for the Three and Six Months Ended June 30, 2017 and 2016

Financial Condition

Total assets declined $410.3 million to $14.15 billion at June 30, 2017, from $14.56 billion at December 31, 2016, primarily attributable to a net decline in our loan portfolio, partially offset by an increase in our securities portfolio. Loans receivable decreased $517.6 million to $9.90 billion at June 30, 2017, from $10.42 billion at December 31, 2016, and represented 70% of total assets at June 30, 2017. The decline in our mortgage loan portfolio reflects repayments of $935.6 million which were in excess of originations and purchases of $444.4 million during the six months ended June 30, 2017.

Our residential mortgage loan portfolio decreased $380.9 million to $4.98 billion at June 30, 2017, from $5.37 billion at December 31, 2016, and represented 51% of our total loan portfolio at June 30, 2017. Residential mortgage loan repayments outpaced our origination and purchase volume during the six months ended June 30, 2017, reflecting the low interest rate environment and our reduced emphasis on the origination and purchase of residential mortgage loans for portfolio. Residential mortgage loan originations and purchases for portfolio totaled $222.1 million during the six months ended June 30, 2017, of which $143.3 million were originations and $78.8 million were purchases. During the six months ended June 30, 2017, the loan-to-value ratio of our residential mortgage loan originations and purchases for portfolio, at the time of origination or purchase, averaged approximately 57% and the loan amount averaged approximately $544,000.

Our multi-family mortgage loan portfolio decreased $62.0 million to $3.98 billion at June 30, 2017, from $4.05 billion at December 31, 2016, and represented 40% of our total loan portfolio at June 30, 2017. Our commercial real estate mortgage loan portfolio decreased $60.5 million to $668.7 million at June 30, 2017 compared to $729.3 million at December 31, 2016 and represented 7% of our total loan portfolio at June 30, 2017. Multi-family and commercial real estate loan originations totaled $222.3 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, our multi-family and commercial real estate mortgage loan originations reflected loan balances averaging approximately $2.6 million with a weighted average loan-to-value ratio, at the time of origination, of approximately 36% and a weighted average debt service coverage ratio of approximately 1.52.

Our securities portfolio increased $150.3 million to $3.17 billion at June 30, 2017 compared to $3.02 billion at December 31, 2016 and represented 22% of total assets at June 30, 2017. Purchases totaling $677.1 million were in excess of repayments and maturities of $524.2 million. At June 30, 2017, our securities portfolio was comprised primarily of fixed rate REMIC and CMO securities which had an amortized cost of $2.44 billion, a weighted average current coupon of 2.65%, a weighted average collateral coupon of 4.00% and a weighted average life of 4.2 years.

Total liabilities declined $435.3 million to $12.41 billion at June 30, 2017, from $12.84 billion at December 31, 2016, primarily due to a decline in borrowings, partially offset by a slight increase in deposits.

Total borrowings, net, decreased $456.8 million to $3.18 billion at June 30, 2017, from $3.63 billion at December 31, 2016. The decrease in borrowings was primarily due to a $380.0 million decrease in FHLB-NY advances and a $51.8 million decrease in other borrowings, net. On June 8, 2017, we sold $200.0 million senior unsecured notes bearing a fixed rate of 3.500% due June 8, 2020. On June 19, 2017, we repaid at maturity our $250.0 million 5.000% senior notes.

Deposits totaled $8.89 billion at June 30, 2017, or 72% of total liabilities, an increase of $12.5 million compared to $8.88 billion at December 31, 2016. The increase in deposits reflected a net increase of $76.0 million in core deposits, partially offset by a decrease of $63.5 million in certificates of deposit. At June 30, 2017, core deposits totaled $7.35 billion and represented 83% of total deposits. The net increase in core deposits at June 30, 2017, compared to December 31, 2016, primarily reflected an increase of $69.4 million in money market accounts to $2.78 billion and an increase of $28.2 million in NOW and demand deposit accounts to $2.55 billion at June 30, 2017, partially offset by a decrease of $21.6 million in saving accounts to $2.03 billion at June 30, 2017. The net increase in core deposits during the six months ended June 30, 2017 reflects our efforts to grow our core deposits, including our efforts to expand our business banking customer base, as well as customers' preference for the liquidity these types of deposits provide.

Stockholders' equity increased $25.0 million to $1.74 billion at June 30, 2017, from $1.71 billion at December 31, 2016. The increase in stockholders’ equity was primarily due to net income of $32.4 million and stock-based compensation of $4.1 million, partially offset by dividends on common and preferred stock totaling $12.5 million.

Results of Operations

General

Net income available to common shareholders for the three months ended June 30, 2017 decreased $353,000 to $15.8 million, or $0.16 diluted EPS, compared to $16.1 million, or $0.16 diluted EPS, for the three months ended June 30, 2016. The decrease in net income available to common shareholders for the 2017 second quarter compared to the 2016 second quarter was primarily due to a decrease in net interest income, a decrease in the provision for loan losses credited to operations and an increase in income tax expense, partially offset by a decrease in non-interest expense.

Return on average common stockholders’ equity decreased to 3.94% for the three months ended June 30, 2017, compared to 4.15% for the three months ended June 30, 2016. Return on average tangible common stockholders’ equity, which represents average common stockholders’ equity less average goodwill, decreased to 4.46% for the three months ended June 30, 2017, compared to 4.71% for the three months ended June 30, 2016. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Return on average assets was 0.50% for the three months ended June 30, 2017, compared to 0.49% for the three months ended June 30, 2016.

Net income available to common shareholders for the six months ended June 30, 2017 decreased $4.5 million to $28.0 million, or $0.28 diluted EPS, compared to $32.5 million, or $0.32 diluted EPS, for the six months ended June 30, 2016. This decrease was primarily due to a decrease in net interest income and a decrease in the provision for loan losses credited to operations, partially offset by decreases in non-interest expense and income tax expense.

Return on average common stockholders’ equity decreased to 3.51% for the six months ended June 30, 2017, compared to 4.20% for the six months ended June 30, 2016. Return on average tangible common stockholders’ equity decreased to 3.97% for the six months ended June 30, 2017, compared to 4.77% for the six months ended June 30, 2016. The decreases in the returns on average common stockholders’ equity and average tangible common stockholders’ equity were due to the decrease in net income available to common shareholders, coupled with the increase in average common stockholders’ equity for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Return on average assets was 0.45% for the six months ended June 30, 2017, compared to 0.49% the six months ended June 30, 2016.

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

Net interest income decreased $4.6 million to $78.5 million for the three months ended June 30, 2017, compared to $83.1 million for the three months ended June 30, 2016, and decreased $7.6 million to $158.7 million for the six months ended June 30, 2017, compared to $166.3 million for the six months ended June 30, 2016, reflecting a decline in our average balance sheet. The net interest rate spread for the three months ended June 30, 2017 was 2.26%, compared to 2.28% for the three months ended June 30, 2016 and was 2.28% for the six months ended June 30, 2017, compared to 2.29% for the six months ended June 30, 2016. The net interest margin was 2.35% for the three months ended June 30, 2017, compared to 2.36% for the three months ended June 30, 2016 and was 2.36% for the six months ended June 30, 2017, unchanged from the six months ended June 30, 2016. The decreases in net interest income were primarily due to declines in interest income, partially offset by declines in interest expense. The decrease in interest income for the 2017 second quarter, compared to the 2016 second quarter, reflected a decline in the average balance of our residential mortgage loan and multi-family and commercial real estate mortgage loan portfolios as well as a decline in the average yield on multi-family and commercial real estate mortgage loans, partially offset by an increase in the average yield on residential mortgage loans and an increase in the average balance of mortgage-backed and other securities. The decrease in interest expense for the 2017 second quarter, compared to the corresponding period one year ago, was primarily due to declines in the average balance of borrowings and certificates of deposit, partially offset by an increase in both the average cost of borrowings and certificates of deposit. The decrease in interest income for the first half of 2017, compared to the first half of 2016, reflected a significant decline in the average balance of our residential mortgage loan portfolio and our multi-family and commercial real estate mortgage loan portfolio, as well as a decline in the average yield on multi-family and commercial real estate mortgage loans, partially offset by an increase in the average yield on residential mortgage loans and an increase in the average balances of mortgage-backed and other securities. The decrease in interest expense for the first half of 2017, compared to the corresponding period in 2016, was primarily due to a decline in the average balance of borrowings, coupled with a decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of core deposits and an increase in the average cost of borrowings. The average balance of net interest-earning assets increased $51.4 million to $1.23 billion for the three months ended June 30, 2017, from $1.18 billion for the three months ended June 30, 2016, and increased $51.0 million to $1.21 billion for the six months ended June 30, 2017, from $1.16 billion for the six months ended June 30, 2016.

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

	For the Three Months Ended June 30,
	2017			2016
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,148,348	$42,560	3.31%	$5,765,172	$45,683	3.17%
Multi-family and commercial real estate	4,683,775	43,423	3.71	4,919,210	46,607	3.79
Consumer and other loans (1)	229,691	2,382	4.15	259,680	2,435	3.75
Total loans	10,061,814	88,365	3.51	10,944,062	94,725	3.46
Mortgage-backed and other securities (2)	3,081,095	18,615	2.42	2,884,084	17,400	2.41
Interest-earning cash accounts	119,558	180	0.60	111,036	116	0.42
FHLB-NY stock	104,114	1,440	5.53	129,290	1,487	4.60
Total interest-earning assets	13,366,581	108,600	3.25	14,068,472	113,728	3.23
Goodwill	185,151			185,151
Other non-interest-earning assets	737,814			765,655
Total assets	$14,289,546			$15,019,278

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,533,929	209	0.03	$2,465,516	203	0.03
Money market	2,787,082	1,970	0.28	2,642,778	1,805	0.27
Savings	2,041,756	255	0.05	2,121,019	264	0.05
Total core deposits	7,362,767	2,434	0.13	7,229,313	2,272	0.13
Certificates of deposit	1,556,219	4,183	1.08	1,742,512	4,285	0.98
Total deposits	8,918,986	6,617	0.30	8,971,825	6,557	0.29
Borrowings	3,213,737	23,446	2.92	3,914,205	24,085	2.46
Total interest-bearing liabilities	12,132,723	30,063	0.99	12,886,030	30,642	0.95
Non-interest-bearing liabilities	425,722			446,130
Total liabilities	12,558,445			13,332,160
Stockholders’ equity	1,731,101			1,687,118
Total liabilities and stockholders’ equity	$14,289,546			$15,019,278

Net interest income/ net interest rate spread (4)		$78,537	2.26%		$83,086	2.28%

Net interest-earning assets/ net interest margin (5)	$1,233,858		2.35%	$1,182,442		2.36%

Ratio of interest-earning assets to interest-bearing liabilities	1.10 x			1.09 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.08 billion for the three months ended June 30, 2017 and $1.05 billion for the three months ended June 30, 2016.

(4)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2017			2016
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Annualized)			(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
Residential	$5,241,578	$86,620	3.31%	$5,863,516	$93,058	3.17%
Multi-family and commercial real estate	4,714,306	86,829	3.68	4,898,823	93,412	3.81
Consumer and other loans (1)	231,357	4,674	4.04	256,599	4,807	3.75
Total loans	10,187,241	178,123	3.50	11,018,938	191,277	3.47
Mortgage-backed and other securities (2)	3,035,716	36,615	2.41	2,806,702	34,304	2.44
Interest-earning cash accounts	119,298	341	0.57	136,634	236	0.35
FHLB-NY stock	110,427	3,234	5.86	131,093	2,908	4.44
Total interest-earning assets	13,452,682	218,313	3.25	14,093,367	228,725	3.25
Goodwill	185,151			185,151
Other non-interest-earning assets	725,913			754,232
Total assets	$14,363,746			$15,032,750

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and demand deposit (3)	$2,517,250	410	0.03	$2,420,400	398	0.03
Money market	2,770,633	3,857	0.28	2,625,394	3,570	0.27
Savings	2,045,318	507	0.05	2,123,439	529	0.05
Total core deposits	7,333,201	4,774	0.13	7,169,233	4,497	0.13
Certificates of deposit	1,570,784	8,202	1.04	1,823,429	9,522	1.04
Total deposits	8,903,985	12,976	0.29	8,992,662	14,019	0.31
Borrowings	3,335,429	46,685	2.80	3,938,457	48,368	2.46
Total interest-bearing liabilities	12,239,414	59,661	0.97	12,931,119	62,387	0.96
Non-interest-bearing liabilities	399,092			422,154
Total liabilities	12,638,506			13,353,273
Stockholders’ equity	1,725,240			1,679,477
Total liabilities and stockholders’ equity	$14,363,746			$15,032,750

Net interest income/ net interest rate spread (4)		$158,652	2.28%		$166,338	2.29%

Net interest-earning assets/ net interest margin (5)	$1,213,268		2.36%	$1,162,248		2.36%

Ratio of interest-earning assets to interest-bearing liabilities	1.10 x			1.09 x
__________________________________

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)
NOW and demand deposit accounts include non-interest bearing accounts with an average balance of $1.07 billion for the six months ended June 30, 2017 and $1.03 billion for the six months ended June 30, 2016.

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

	Increase (Decrease) for the Three Months ended June 30, 2017 Compared to the Three Months ended June 30, 2016			Increase (Decrease) for the Six Months ended June 30, 2017 Compared to the Six Months ended June 30, 2016
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
Residential	$(5,067)	$1,944	$(3,123)	$(10,341)	$3,903	$(6,438)
Multi-family and commercial real estate	(2,209)	(975)	(3,184)	(3,454)	(3,129)	(6,583)
Consumer and other loans	(298)	245	(53)	(491)	358	(133)
Mortgage-backed and other securities	1,146	69	1,215	2,740	(429)	2,311
Interest-earning cash accounts	10	54	64	(33)	138	105
FHLB-NY stock	(318)	271	(47)	(507)	833	326
Total	(6,736)	1,608	(5,128)	(12,086)	1,674	(10,412)
Interest-bearing liabilities:
NOW and demand deposit	6	—	6	12	—	12
Money market	98	67	165	172	115	287
Savings	(9)	—	(9)	(22)	—	(22)
Certificates of deposit	(498)	396	(102)	(1,320)	—	(1,320)
Borrowings	(4,715)	4,076	(639)	(7,922)	6,239	(1,683)
Total	(5,118)	4,539	(579)	(9,080)	6,354	(2,726)
Net change in net interest income	$(1,618)	$(2,931)	$(4,549)	$(3,006)	$(4,680)	$(7,686)

Interest Income

Interest income decreased $5.1 million to $108.6 million for the three months ended June 30, 2017, from $113.7 million for the three months ended June 30, 2016, due to a decrease of $701.9 million in the average balance of interest-earning assets to $13.37 billion for the three months ended June 30, 2017, from $14.07 billion for the three months ended June 30, 2016, partially offset by an increase in the average yield on interest-earning assets to 3.25% for the three months ended June 30, 2017, from 3.23% for the three months ended June 30, 2016. The decrease in the average balance of interest-earning assets primarily reflects declines in the average balances of residential mortgage loans and multi-family and commercial real estate mortgage loans, partially offset by an increase in the average balance of mortgage-backed and other securities. The increase in the average yield on interest-earning assets was primarily due to higher average yields on residential mortgage loans and mortgage-backed and other securities, partially offset by a decrease in the average yield on multi-family and commercial real estate mortgage loans.

Interest income on residential mortgage loans decreased $3.1 million to $42.6 million for the three months ended June 30, 2017, from $45.7 million for the three months ended June 30, 2016, due to a decrease of

$616.8 million in the average balance to $5.15 billion for the three months ended June 30, 2017, from $5.77 billion for the three months ended June 30, 2016, partially offset by an increase in the average yield to 3.31% for the three months ended June 30, 2017, from 3.17% for the three months ended June 30, 2016. The decrease in the average balance of the residential mortgage loans portfolio reflected the continued decline in this portfolio as repayments outpaced our originations over the past year. The increase in the average yield was primarily due to the impact of the upward repricing of our ARM loans, reflecting higher short-term market interest rates, and the decrease in net premium and deferred loan origination cost amortization to $2.2 million for the three months ended June 30, 2017, compared to $2.5 million for the three months ended June 30, 2016, partially offset by new originations at lower interest rates than the interest rates on loans repaid over the past year.

Interest income on multi-family and commercial real estate mortgage loans decreased $3.2 million to $43.4 million for the three months ended June 30, 2017, from $46.6 million for the three months ended June 30, 2016, due to a decrease of $235.4 million in the average balance to $4.68 billion for the three months ended June 30, 2017, from $4.92 billion for the three months ended June 30, 2016, combined with a decrease in the average yield to 3.71% for the three months ended June 30, 2017, from 3.79% for the three months ended June 30, 2016. The decrease in the average balance of multi-family and commercial real estate loans was attributable to repayments outpacing originations over the past year. The decrease in the average yield reflected new originations at interest rates below the weighted average interest rate of the portfolio and the interest rates on loans repaid, coupled with lower prepayment penalties collected. Prepayment penalties income, included in net interest income, totaled $1.2 million for the three months ended June 30, 2017, compared to $1.7 million for the three months ended June 30, 2016.

Interest income on mortgage-backed and other securities increased $1.2 million to $18.6 million for the three months ended June 30, 2017, from $17.4 million for the three months ended June 30, 2016, due to an increase of $197.0 million in the average balance of the portfolio to $3.08 billion for the three months ended June 30, 2017, from $2.88 billion for the three months ended June 30, 2016, reflecting securities purchases over the past year in excess of repayments and sales, coupled with a slight increase in the average yield to 2.42% for the three months ended June 30, 2017, from 2.41% for the three months ended June 30, 2016.

Interest income decreased $10.4 million to $218.3 million for the six months ended June 30, 2017, compared to $228.7 million for the six months ended June 30, 2016, due to a decrease of $640.7 million in the average balance of interest-earning assets to $13.45 billion for the six months ended June 30, 2017, from $14.09 billion for the six months ended June 30, 2016.

Interest income on residential mortgage loans decreased $6.5 million, to $86.6 million for the six months ended June 30, 2017, from $93.1 million for the six months ended June 30, 2016 due to a decrease of $621.9 million in the average balance to $5.24 billion for the six months ended June 30, 2017, from $5.86 billion for the six months ended June 30, 2016, partially offset by an increase in the average yield to 3.31% for the six months ended June 30, 2017, from 3.17% for the six months ended June 30, 2016. Net premium and deferred loan origination cost amortization totaled $4.2 million for the six months ended June 30, 2017, from $4.7 million for the six months ended June 30, 2016.

Interest income on multi-family and commercial real estate mortgage loans decreased $6.6 million, to $86.8 million for the six months ended June 30, 2017, from $93.4 million for the six months ended June 30, 2016, due to a decrease of $184.5 million in the average balance to $4.71 billion for the six months ended June 30, 2017, from $4.90 billion for the six months ended June 30, 2016, coupled with a decrease in the average yield to 3.68% for the six months ended June 30, 2017, from 3.81% for the six months ended June 30, 2016.

Prepayment penalties decreased to $2.2 million for the six months ended June 30, 2017, compared to $3.7 million for the six months ended June 30, 2016.

Interest income on mortgage-backed and other securities increased $2.3 million, to $36.6 million for the six months ended June 30, 2017, from $34.3 million for the six months ended June 30, 2016, due to an increase of $229.0 million in the average balance to $3.04 billion for the six months ended June 30, 2017, from $2.81 billion for the six months ended June 30, 2016, partially offset by a decrease in the average yield to 2.41% for the six months ended June 30, 2017, from 2.44% for the six months ended June 30, 2016.

Except as noted above, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2017 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2017.

Interest Expense

Interest expense decreased $579,000 to $30.1 million for the three months ended June 30, 2017, from $30.6 million for the three months ended June 30, 2016, primarily due to a decrease of $753.3 million in the average balance of interest-bearing liabilities to $12.13 billion for the three months ended June 30, 2017, from $12.89 billion for the three months ended June 30, 2016, partially offset by an increase in the average cost of interest-bearing liabilities to 0.99% for the three months ended June 30, 2017, from 0.95% for the three months ended June 30, 2016. The decrease in the average balance of interest-bearing liabilities is primarily due to the decreases in the average balances of borrowings and certificates of deposit, offset by an increase in the average balance of money market accounts. The increase in the average cost of interest-bearing liabilities primarily reflected increases in the average cost of borrowings and certificates of deposit.

Interest expense on total deposits increased $60,000 and totaled $6.6 million for the three months ended June 30, 2017 and 2016, due to an increase in the average cost to 0.30% for the three months ended June 30, 2017, from 0.29% for the three months ended June 30, 2016, partially offset by a net decrease of $52.8 million in the average balance of total deposits to $8.92 billion for the three months ended June 30, 2017, from $8.97 billion for the three months ended June 30, 2016. The increase in the average cost of total deposits was due to an increase in the average cost of certificates of deposit, reflecting a decline in certificate of deposits maturing in one-year or less with an increase in certificates of deposit maturing in one to three years. The decrease in the average balance of total deposits was primarily due to a decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of money market deposit accounts. The decrease in the average balance of certificates of deposit and the increase in the average balance of money market deposit accounts were reflective of our efforts to reposition the liability mix of our balance sheet to increase our core deposits and reduce certificates of deposit.

Interest expense on borrowings decreased $639,000 to $23.4 million for the three months ended June 30, 2017, from $24.1 million for the three months ended June 30, 2016, due to a decrease of $700.5 million in the average balance to $3.21 billion for the three months ended June 30, 2017, from $3.91 billion for the three months ended June 30, 2016, partially offset by an increase in the average cost to 2.92% for the three months ended June 30, 2017, from 2.46% for the three months ended June 30, 2016. The increase in the average cost of borrowings reflects the impact of increases in short-term market interest rates.

Interest expense decreased $2.7 million to $59.7 million for the six months ended June 30, 2017, from $62.4 million for the six months ended June 30, 2016, due to a decrease of $691.7 million in the average balance of interest-bearing liabilities to $12.24 billion for the six months ended June 30, 2017, from $12.93 billion for the six months ended June 30, 2016, partially offset by a slight increase in the average cost to 0.97% for the six months ended June 30, 2017, from 0.96% for the six months ended June 30, 2016.

Interest expense on total deposits decreased $1.0 million to $13.0 million for the six months ended June 30, 2017, from $14.0 million for the six months ended June 30, 2016, due to a decrease of $88.7 million in the average balance of total deposits to $8.90 billion for the six months ended June 30, 2017, from $8.99 billion for the six months ended June 30, 2016, coupled with a decrease in the average cost to 0.29% for the six months ended June 30, 2017, from 0.31% for the six months ended June 30, 2016.

Interest expense on certificates of deposit decreased $1.3 million to $8.2 million for the six months ended June 30, 2017, from $9.5 million for the six months ended June 30, 2016, due to a decrease of $252.6 million in the average balance.

Interest expense on borrowings decreased $1.7 million to $46.7 million for the six months ended June 30, 2017, from $48.4 million for the six months ended June 30, 2016, due to a decrease of $603.0 million in the average balance to $3.34 billion for the six months ended June 30, 2017, from $3.94 billion for the six months ended June 30, 2016, partially offset by an increase in the average cost to 2.80% for the six months ended June 30, 2017, from 2.46% for the six months ended June 30, 2016.

Except as noted above, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2017 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2017.

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

We recorded a provision for loan losses credited to operations of $2.5 million for the three months ended June 30, 2017 and $4.9 million for the six months ended June 30, 2017. This compares to a provision for loan losses credited to operations of $3.0 million for the three months ended June 30, 2016 and $6.1 million for the six months ended June 30, 2016. We had net loan charge-offs of $545,000 for the three months ended June 30, 2017 and $1.7 million for the six months ended June 30, 2017. This compares to net loan charge-offs of $1.2 million for the three months ended June 30, 2016 and $1.9 million for the six months ended June 30, 2016. Our allowance for loan losses decreased to $79.5 million at June 30, 2017, representing 0.80% of total loans, compared to $86.1 million, or 0.83% of total loans, at December 31, 2016. We continue to maintain our allowance for loan losses at a level which we believe is appropriate given the contraction of the overall loan portfolio, as well as reductions in the balances of certain loan classes we believe bear higher risk, such as residential interest-only loans, residential mortgage loans originated prior to 2008 and multi-family and commercial real estate mortgage loans originated prior to 2011, and the quality of our loan originations.

For further discussion of the methodology used to determine the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality” and Note 4 of Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements (Unaudited).”

Non-Interest Income

Non-interest income decreased $74,000 to $11.8 million for the three months ended June 30, 2017, from $11.9 million for the three months ended June 30, 2016, primarily due to decreases in customer service fees and other non-interest income, partially offset by an increase in mortgage banking income, net. For the six months ended June 30, 2017, non-interest income increased $399,000 to $23.7 million, from $23.3 million for the six months ended June 30, 2016, primarily due to an increase in mortgage banking income, net, partially offset by decreases in customer service fees and other non-interest income.

Customer service fees decreased $689,000 to $6.9 million for the three months ended June 30, 2017, from $7.5 million for the three months ended June 30, 2016, and decreased $1.0 million to $13.5 million for the six months ended June 30, 2017, from $14.5 million for the six months ended June 30, 2016. These decreases are primarily due to the discontinuation of an inactivity fee charge in the third quarter of 2016, coupled with lower commission income on sales of annuity and insurance products and lower checking account charges.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR valuation, increased $838,000 to $1.0 million for the three months ended June 30, 2017, from $155,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017, mortgage banking income, net, increased $2.2 million to $2.3 million, from $118,000 for the six months ended June 30, 2016. The increases were primarily due to a net recovery of $198,000 recorded in the valuation allowance for the impairment of MSR for the three months ended June 30, 2017, compared to a net provision of $745,000 recorded for the three months ended June 30, 2016 and a net recovery of $413,000 recorded for the six months ended June 30, 2017, compared to a net provision of $1.6 million recorded for the six months ended June 30, 2016.

Non-Interest Expense

Non-interest expense decreased $5.3 million to $64.7 million for the three months ended June 30, 2017, from $70.0 million for the three months ended June 30, 2016, primarily due to decreases in advertising expense, federal deposit insurance premium expense, compensation and benefits expense and other non-interest expense. For the six months ended June 30, 2017, non-interest expense decreased $2.9 million to $136.7 million, from $139.6 million for the six months ended June 30, 2016, primarily due to decreases in advertising expense, federal deposit insurance premium expense, and compensation and benefits expense, partially offset by increases in other non-interest expense and occupancy, equipment and systems. Our percentage of general and administrative expense to average assets, annualized, was 1.81% for the three months ended June 30, 2017 and 1.90% for the six months ended June 30, 2017, compared to 1.87% for the three months ended June 30, 2016 and 1.86% for the six months ended June 30, 2016.

Advertising expense decreased $2.5 million to $559,000 for the three month ended June 30, 2017, compared to $3.0 million for the three months ended June 30, 2016, and decreased $3.4 million to $1.1 million for the six months ended June 30, 2017, compared to $4.5 million for the six months ended June 30, 2016, primarily due to reduced print and media advertising in 2017.

Federal deposit insurance premium expense decreased $1.6 million to $1.4 million for the three months ended June 30, 2017, compared to $3.0 million for the three months ended June 30, 2016, and decreased $2.9 million to $3.7 million for the six months ended June 30, 2017, from $6.6 million for the six months ended June 30, 2016, primarily due to a reduction in our assessment rate and a reduction in our assessment base.

Compensation and benefits decreased $644,000 to $36.1 million for the three months ended June 30, 2017, compared to $36.7 million for the three months ended June 30, 2016, and decreased $1.9 million to $73.1 million for the six months ended June 30, 2017, from $75.0 million for the six months ended June 30, 2016, primarily due to lower headcount, partially offset by an increase in medical insurance premiums.

Other non-interest expense decreased $1.4 million to $7.1 million for the three months ended June 30, 2017, compared to $8.5 million for the three months ended June 30, 2016 primarily due to decreases in miscellaneous office and stationary expense, charitable contributions and consulting fees expense, partially offset by an increase in legal fees expense. For the six months ended June 30, 2017 other non-interest expense increased $3.7 million to $19.0 million, from $15.3 million for the six months ended June 30, 2016, primarily due to a $4.0 million one-time charge recorded in March associated with the recognition of the anticipated settlement cost related to lease obligations in connection with our residential mortgage operating facility.

Income Tax Expense

For the three and six months ended June 30, 2017, income tax expense totaled $10.1 million and $18.2 million, respectively, representing an effective tax rate of 36.0%. For the three and six months ended June 30, 2016, income tax expense totaled $9.6 million and $19.3 million, respectively, representing an effective tax rate of 34.4%. The increases in the effective rates are largely attributable to the inclusion of amortization of low income housing investments as a component of income tax expense in the 2017 periods.

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

As a result of our continuing efforts to reposition the asset mix of our balance sheet, we have experienced increases in our multi-family and commercial real estate mortgage loan portfolio and declines in our residential mortgage loan portfolio over the past few years. Our multi-family mortgage loan portfolio represents 40% of our total loan portfolio at June 30, 2017, compared to 39% at December 31, 2016. In contrast, our residential mortgage loan portfolio decreased to represent 51% of our total loan portfolio at June 30, 2017, compared to 52% at December 31, 2016. At June 30, 2017 and December 31, 2016, our commercial real estate mortgage loan portfolio represented 7% of our total loan portfolio and the remaining 2% of our total portfolio was comprised of consumer and other loans.

We continue to adhere to prudent underwriting standards.  We underwrite our residential mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We do not originate negative amortization loans, payment option loans or other loans with short-term interest-only periods.  Additionally, we do not originate one-year ARM loans.  The ARM loans in our portfolio which currently reprice annually represent hybrid ARM loans (interest-only and amortizing) which have passed their initial fixed rate period.  Interest-only loans in our portfolio require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. During the 2010 third quarter, we stopped offering interest-only loans.  At June 30, 2017, $1.39 billion of residential mortgage loans originated in prior years as interest-only loans were included in our portfolio of amortizing residential mortgage loans. Such loans consist of $890.2 million of loans which converted pursuant to their contractual terms and $496.3 million of loans which were refinanced at an earlier stage through a program under which certain re-underwriting procedures were completed. Of total loans which had previously been interest-only, $89.6 million were non-performing at June 30, 2017, the majority of which converted pursuant to their contractual terms. Reduced documentation loans in our portfolio are comprised primarily of stated income, full asset, or SIFA, loans.  To a lesser extent, reduced documentation loans in our portfolio also include stated income, stated asset, or SISA, loans.  During the 2007 fourth quarter, we stopped offering reduced documentation loans.

The following table provides further details on the composition of our residential mortgage loan portfolio in dollar amounts and percentages of the portfolio at the dates indicated.

	At June 30, 2017		At December 31, 2016
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Residential mortgage loans:
Full documentation interest-only (1)	$113,348	2.27%	$230,986	4.31%
Full documentation amortizing (2)	4,213,576	84.54	4,402,605	82.05
Reduced documentation interest-only (1)(3)	29,296	0.59	99,561	1.86
Reduced documentation amortizing (3)(4)	628,204	12.60	632,211	11.78
Total residential mortgage loans	$4,984,424	100.00%	$5,365,363	100.00%

(1)
Includes interest-only hybrid ARM loans originated prior to 2007 which were underwritten at the initial note rate, which may have been a discounted rate, totaling $11.5 million at June 30, 2017 and $45.4 million at December 31, 2016.

(2)
Includes loans previously categorized as full documentation interest-only that have converted to full documentation amortizing status totaling $908.7 million at June 30, 2017 and $941.3 million at December 31, 2016.

(3)	Includes SISA loans totaling $105.1 million at June 30, 2017 and $114.8 million at December 31, 2016.

(4)
Includes loans previously categorized as reduced documentation interest-only that have converted to reduced documentation amortizing status totaling $477.8 million at June 30, 2017 and $471.8 million at December 31, 2016.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2017	At December 31, 2016
Non-performing loans (1) (2):
Mortgage loans:
Residential	$127,961	$133,994
Multi-family	2,665	4,381
Commercial real estate	4,946	5,336
Consumer and other loans	4,407	4,525
Total non-performing loans	139,979	148,236
REO, net (3)	14,807	15,144
Total non-performing assets	$154,786	$163,380
Non-performing loans to total loans	1.41%	1.42%
Non-performing loans to total assets	0.99	1.02
Non-performing assets to total assets	1.09	1.12
Allowance for loan losses to non-performing loans	56.79	58.08
Allowance for loan losses to total loans	0.80	0.83
_______________________________________________

(1)
Non-performing loans, substantially all of which are non-accrual loans, included loans modified in a TDR totaling $52.3 million at June 30, 2017 and $58.6 million at December 31, 2016. Non-performing loans exclude loans held-for-sale and loans which have been modified in a TDR that have been returned to accrual status.

(2)
Includes mortgage loans 90 days or more past due, primarily as to their maturity date but not their interest due, and still accruing interest totaling $1.6 million at June 30, 2017. There were no such loans at December 31, 2016.

(3)	REO, all of which were residential properties, is net of a valuation allowance of $876,000 at June 30, 2017 and $1.2 million at December 31, 2016.

Total non-performing assets decreased $8.6 million to $154.8 million at June 30, 2017 compared to $163.4 million at December 31, 2016, due to a decrease in non-performing loans, coupled with a slight decrease in REO, net. The ratio of non-performing assets to total assets decreased to 1.09% at June 30, 2017, compared to 1.12% at December 31, 2016, primarily due to the decrease in non-performing assets.

Non-performing loans, which are comprised primarily of mortgage loans and exclude loans held-for-sale, decreased $8.2 million to $140.0 million at June 30, 2017, compared to $148.2 million at December 31, 2016. The ratio of non-performing loans to total loans was 1.41% at June 30, 2017, compared to 1.42% at December 31, 2016. The decrease in non-performing loans at June 30, 2017 compared to December 31, 2016 was primarily attributable to a decrease in non-performing residential mortgage loans. The changes in non-performing loans during any period are taken into account when determining the allowance for loan losses because the allowance coverage percentages related to our non-performing loans are generally higher than the allowance coverage percentages related to our performing loans. In evaluating our allowance coverage percentages for non-performing loans, we consider our aggregate historical loss experience with respect to the ultimate disposition of the underlying collateral. REO, net, decreased $337,000 to $14.8 million at June 30, 2017, compared to $15.1 million at December 31, 2016, reflecting an excess of the volume of REO sold over the volume of loans that shifted from non-performing delinquent loans to REO through the completion of the foreclosure process during the six months ended June 30, 2017.

We may agree, in certain instances, to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR.  Modifications as a result of a TDR may include, but are not limited to, interest rate modifications, payment deferrals, restructuring of payments to interest-only from amortizing and/or extensions of maturity dates.  Modifications which result in insignificant payment delays and payment shortfalls are generally not classified as a TDR. Residential mortgage loans discharged in a Chapter 7 bankruptcy filing are also reported as loans modified in a TDR as relief granted by a court is also viewed as a concession to the borrower in the loan agreement.  Loans modified in a TDR are individually classified as impaired and are initially placed on non-accrual status regardless of their delinquency status and remain in non-accrual status until we determine that future collection of principal and interest is reasonably assured.  Where we have agreed to modify the contractual terms of a borrower’s loan, we require the borrower to demonstrate performance according to the restructured terms, generally for a period of at least six months, prior to returning the loan to accrual status. Loans modified in a TDR which have been returned to accrual status are excluded from non-performing loans but remain classified as impaired. Loans modified in a TDR which are included in non-performing loans totaled $52.3 million at June 30, 2017 and $58.6 million at December 31, 2016, of which $30.7 million at June 30, 2017 and $38.0 million at December 31, 2016 were current or less than 90 days past due. Loans modified in a TDR remain as non-performing loans in non-accrual status until we determine that future collection of principal and interest is reasonably assured. Restructured accruing loans totaled $76.4 million at June 30, 2017 and $84.1 million at December 31, 2016.

We discontinue accruing interest on loans when they become 90 days past due as to their payment due date and at the time a loan is deemed a TDR.  We may also discontinue accruing interest on certain other loans because of deterioration in financial or other conditions of the borrower.  In addition, we reverse all previously accrued and uncollected interest through a charge to interest income.  While loans are in non-accrual status, interest due is monitored and, presuming we deem the remaining recorded investment in the loan to be fully collectible, income is recognized only to the extent cash is received until a return to accrual status is warranted.  In some circumstances, mortgage loans will reach their maturity date with the borrower having an intent to refinance. If such loans become 30 days past maturity, we continue to consider such loans as current to the extent such borrowers continue to make monthly payments to us consistent with the original terms of the loan, and where we do not have a reason to believe that any loss will be incurred on the loan, in which case we continue to accrue interest.  In other cases, we may defer recognition of income until the principal balance has been recovered.  Should a loan reach 60 days past maturity we then classify such loans as past due. At June 30, 2017, there were no loans 30 days past maturity and there was one commercial real estate mortgage loan for $1.1 million that was 60 days past maturity. At December 31, 2016, there was one multi-family mortgage loan for $1.2 million that was 30 days past maturity, where the borrower had the intent and ability to refinance, classified as current. There were no loans 60 days past maturity at December 31, 2016. If all non-accrual loans at June 30, 2017 and 2016 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.0 million for the six months ended June 30, 2017 and $3.1 million for the six months ended June 30, 2016.  Actual payments recorded as interest income, with respect to such loans, totaled $1.1 million for the six months ended June 30, 2017 and $1.3 million for the six months ended June 30, 2016.

In addition to non-performing loans, we had $85.4 million of potential problem loans at June 30, 2017, including $66.0 million of residential mortgage loans and $19.0 million of multi-family and commercial real estate mortgage loans, compared to $99.5 million of potential problem loans at December 31, 2016, including $72.5 million of residential mortgage loans and $25.8 million of multi-family and commercial real estate mortgage loans. Such loans include loans 60-89 days past due and accruing interest and certain other internally adversely classified loans.

Non-performing residential mortgage loans continue to include a greater concentration of reduced documentation loans as compared to the entire residential mortgage loan portfolio. Reduced documentation loans represented only 13% of the residential mortgage loan portfolio, yet represented 49% of non-performing residential mortgage loans at June 30, 2017. The following table provides further details on the composition of our non-performing residential mortgage loans in dollar amounts and percentages of the portfolio, at the dates indicated.

	At June 30, 2017		At December 31, 2016
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-performing residential mortgage loans:
Full documentation interest-only	$8,656	6.76%	$14,090	10.52%
Full documentation amortizing	57,075	44.60	57,205	42.69
Reduced documentation interest-only	9,925	7.76	15,392	11.49
Reduced documentation amortizing	52,305	40.88	47,307	35.30
Total non-performing residential mortgage loans (1)	$127,961	100.00%	$133,994	100.00%

(1)
Includes $26.4 million of loans less than 90 days past due at June 30, 2017, of which $20.3 million were current, and includes $32.4 million of loans less than 90 days past due at December 31, 2016, of which $27.5 million were current.

The following table provides details on the geographic composition of both our total and non-performing residential mortgage loans at June 30, 2017.

	Residential Mortgage Loans At June 30, 2017
(Dollars in Millions)	Total Loans	Percent of Total Loans	Total Non-Performing Loans (1)	Percent of Total Non-Performing Loans	Non-Performing Loans as Percent of State Totals
State:
New York	$1,556.9	31.2%	$16.8	13.1%	1.08%
Connecticut	466.4	9.4	15.3	12.0	3.28
Massachusetts	414.4	8.3	5.0	3.9	1.21
New Jersey	384.4	7.7	22.8	17.7	5.93
Virginia	379.0	7.6	12.3	9.6	3.25
Illinois	358.6	7.2	16.6	13.0	4.63
Maryland	325.0	6.5	20.3	15.9	6.25
California	253.8	5.1	9.8	7.7	3.86
Washington	207.6	4.2	—	—	—
Texas	113.0	2.3	—	—	—
All other states (2)(3)	525.3	10.5	9.1	7.1	1.73
Total	$4,984.4	100.0%	$128.0	100.0%	2.57%

(1)	Includes $26.4 million of loans which were current or less than 90 days past due.

(2)	Includes 25 states and Washington, D.C.

(3)	Includes Florida with $75.6 million of total loans, of which $2.9 million were non-performing loans.

At June 30, 2017, substantially all of our multi-family and commercial real estate mortgage loans and all of our non-performing multi-family and commercial real estate mortgage loans were secured by properties located in the New York metropolitan area.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.  Delinquent loans are reported based on the number of days the loan payments are past due.

	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due
(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
At June 30, 2017:
Mortgage loans:
Residential	183	$55,014	50	$15,786	303	$101,592
Multi-family	15	3,887	3	153	10	969
Commercial real estate	4	2,544	1	1,099	1	895
Consumer and other loans	35	1,132	5	80	36	4,407
Total delinquent loans	237	$62,577	59	$17,118	350	$107,863
Delinquent loans to total loans		0.63%		0.17%		1.09%

At December 31, 2016:
Mortgage loans:
Residential	240	$72,445	59	$18,314	315	$101,563
Multi-family	17	1,488	5	1,406	12	1,244
Commercial real estate	3	2,262	2	1,298	—	—
Consumer and other loans	37	1,281	20	1,197	39	4,525
Total delinquent loans	297	$77,476	86	$22,215	366	$107,332
Delinquent loans to total loans		0.74%		0.21%		1.03%

Delinquent loans totaled $187.6 million at June 30, 2017, a decrease of $19.4 million compared to $207.0 million at December 31, 2016. The decrease in total delinquent loans at June 30, 2017 compared to December 31, 2016 includes a decrease of $20.0 million in delinquent residential mortgage loans which were 30-89 days past due.

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses.

	For the Six Months Ended June 30,
(In Thousands)	2017	2016
Balance at January 1,	$86,100	$98,000
Provision credited to operations	(4,941)	(6,133)
Charge-offs:
Residential	(3,681)	(3,491)
Multi-family	(137)	(409)
Commercial real estate	—	(63)
Consumer and other loans	(265)	(860)
Total charge-offs	(4,083)	(4,823)
Recoveries:
Residential	1,768	1,280
Multi-family	39	1,523
Commercial real estate	493	—
Consumer and other loans	124	153
Total recoveries	2,424	2,956
Net charge-offs	(1,659)	(1,867)
Balance at June 30,	$79,500	$90,000

While ratio analyses are used as a supplemental tool for evaluating the overall reasonableness of the allowance for loan losses, the adequacy of the allowance for loan losses is ultimately determined by the actual losses and charges recognized in the portfolio. We update our loss analyses quarterly to ensure that our allowance coverage percentages are adequate and the overall allowance for loan losses is our best estimate of loss as of a particular point in time. Our 2017 second quarter analysis of loss severity on residential mortgage loans, defined as the ratio of net write-downs taken through disposition of the asset (typically the sale of REO or a short sale) to the loan’s original principal balance, indicated an average loss severity of approximately 21% compared to approximately 30% in our 2016 fourth quarter analysis and approximately 28% in our 2016 second quarter analysis. Our analysis in the 2017 second quarter involved a review of residential REO sales and short sales which occurred during the 12 months ended March 31, 2017, and included both full documentation and reduced documentation loans in a variety of states with varying years of origination. Our 2017 second quarter analysis of charge-offs on multi-family and commercial real estate mortgage loans, which generally related to certain delinquent and non-performing loans transferred to held-for-sale and loans modified in a TDR during the 12 months ended March 31, 2017, indicated an average loss severity of approximately 13% compared to approximately 17% in our 2016 fourth quarter analysis and approximately 31% in our 2016 second quarter analysis. We consider our average loss severity experience as a gauge in evaluating the overall adequacy of our allowance for loan losses. However, the uniqueness of each multi-family and commercial real estate loan, particularly multi-family loans within New York City, many of which are rent stabilized, is also factored into our analyses. We also consider the growth in our multi-family and commercial real estate mortgage loan portfolio in evaluating the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to non-performing loans was approximately 57% at June 30, 2017, which exceeds our average loss severity experience for our mortgage loan portfolios, supporting our determination that our allowance for loan losses is adequate to cover potential losses.

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2017 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us.  The Gap Table includes $1.95 billion of borrowings, which are callable within the next three months and on a quarterly basis thereafter, of which $1.05 billion are classified according to their projected call dates in the one year to three years category and $900.0 million are classified according to their maturity dates primarily in the more than one year to three years category. In addition, the Gap Table includes callable securities with an amortized cost of $374.3 million, all of which are callable in 2017 and at various times thereafter, classified according to their maturity dates substantially in the more than five years category. The classification of callable borrowings and securities according to their maturity or projected call dates is based on the market value analytics of our interest rate risk model.  As indicated in the Gap Table, our one-year interest rate sensitivity gap at June 30, 2017 was positive 8.13% compared to positive 5.06% at December 31, 2016.

	At June 30, 2017
(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$3,856,392	$2,657,229	$1,297,932	$1,759,556	$9,571,109
Consumer and other loans (1)	190,660	19,519	9,887	4,325	224,391
Interest-earning cash accounts	74,360				74,360
Securities available-for-sale (2)	44,862	38,938	30,375	142,829	257,004
Securities held-to-maturity	360,719	486,831	381,870	1,686,045	2,915,465
FHLB-NY stock	—	—	—	105,958	105,958
Total interest-earning assets	4,526,993	3,202,517	1,720,064	3,698,713	13,148,287
Interest-bearing liabilities:
Savings	296,562	394,348	274,382	1,061,293	2,026,585
Money market	1,388,156	832,824	555,333	—	2,776,313
NOW and demand deposit	102,356	239,966	211,940	1,995,061	2,549,323
Certificates of deposit	559,110	642,595	335,630	—	1,537,335
Borrowings, net (3)	1,030,000	2,047,945	100,000	—	3,177,945
Total interest-bearing liabilities	3,376,184	4,157,678	1,477,285	3,056,354	12,067,501
Interest rate sensitivity gap	1,150,809	(955,161)	242,779	642,359	$1,080,786
Cumulative interest rate sensitivity gap	$1,150,809	$195,648	$438,427	$1,080,786

Cumulative interest rate sensitivity gap as a percentage of total assets	8.13%	1.38%	3.10%	7.64%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	134.09%	102.60%	104.87%	108.96%
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

We perform analyses of interest rate increases and decreases of up to 400 basis points (when reasonably practical) over various time horizons although changes in interest rates of 200 basis points over a one year horizon is a more common and reasonable scenario for analytical purposes. Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net interest income for the 12 month period beginning July 1, 2017 would decrease by approximately 2.29% from the base projection. At December 31, 2016, in the up 200 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2017 would have decreased by approximately 3.01% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs and related indices are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points through quarterly parallel decrements of 25 basis points, subject to floors, that have been established based on historical observation, our projected net interest income for the 12 month period beginning July 1, 2017 would decrease by approximately 1.84% from the base projection. At December 31, 2016, in the down 100 basis point scenario, our projected net interest income for the 12 month period beginning January 1, 2017 would have decreased by approximately 1.75% from the base projection.

Various shortcomings are inherent in both gap analyses and net interest income sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot necessarily be determined with precision.  Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors.  Accordingly, although our net interest income sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses may not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results may differ.  Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis.  These include income from bank owned life insurance and changes in the fair value of MSR.  With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, our projected net income for the 12 month period beginning July 1, 2017 would increase by approximately $2.8 million.  Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, our projected net income for the 12 month period beginning July 1, 2017 would decrease by approximately $2.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and net interest income sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2016 Annual Report on Form 10-K.

ITEM 4.    Controls and Procedures

Monte N. Redman, our President and Chief Executive Officer, and Frank E. Fusco, our Senior Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017.  Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sterling Merger-related Litigation
Following the announcement of the execution of the Sterling Merger Agreement, a number of lawsuits challenging the proposed Sterling Merger were filed: (1) MSS 1209 Trust v. Astoria Financial Corporation, et al., Index No. 602161/2017, filed March 13, 2017 in the Supreme Court of the State of New York, County of Nassau, or the MSS Action; (2) Parshall v. Astoria Financial Corporation, et al., Case No. 1:17-cv-02165, filed April 10, 2017 in the United States District Court for the Eastern District of New York, or the Parshall Action; (3) Minzer v. Astoria Financial Corporation, et al., Case No. 2017-0284, filed April 12, 2017 in the Court of Chancery of the State of Delaware, or the Minzer Action; (4) O’Connell v. Astoria Financial Corporation, et al., Index No. 603703/2017, filed April 28, 2017 in the Supreme Court of the State of New York, County of Nassau, or the O’Connell Action, and together with the MSS Action and the Minzer Action, the State Court Actions; and (5) Jenkins v. Astoria Financial Corporation, et al., Case No. 1:17-cv-02608, filed May 2, 2017 in the United States District Court for the Eastern District of New York, or the Jenkins Action, and together with the Parshall Action, the Federal Actions. Collectively, the State Court Actions and the Federal Actions are referred to as the Class Actions. Each of these lawsuits is a putative class action filed on behalf of stockholders of Astoria and names as defendants Astoria, its directors and Sterling.

The plaintiffs in the State Court Actions generally allege that the directors of Astoria breached their fiduciary duties in connection with their approval of the Sterling Merger Agreement because they failed to properly value Astoria and to take steps to maximize value to Astoria’s public stockholders, resulting in inadequate merger consideration. The plaintiffs in the State Court Actions further variously allege that (i) the directors of Astoria approved the Sterling Merger through a flawed sales process, alleging the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Astoria directors; and (ii) the directors of Astoria breached their fiduciary duties because they agreed to unreasonable deal protection devices that allegedly preclude other bidders from making a successful competing offer for Astoria. The plaintiffs in the State Court Actions further allege that Sterling aided and abetted the alleged fiduciary breaches by the Astoria Board of Directors.

The plaintiffs in the Federal Actions variously allege that the defendants violated federal securities laws by disseminating a registration statement that omitted material information with respect to the Sterling Merger. The plaintiffs in the O’Connell Action and the Minzer Action also allege that the registration statement is materially misleading.

Plaintiffs in the Class Actions seek, among other things, an order enjoining completion of the proposed Sterling Merger, additional disclosure, rescission of the transaction or rescissory damages if the Sterling Merger is consummated, and an award of costs and attorneys’ fees.

On June 6, 2017, Astoria, Sterling and the plaintiffs in the Class Actions entered into a memorandum of understanding, or the MOU, which provides for the settlement of the Class Actions. The MOU contemplates, among other things, that Astoria would make certain supplemental disclosures relating to the Sterling Merger. Although the defendants deny the allegations made in the Class Actions and believe that no supplemental disclosure is required under applicable laws, in order to minimize the distraction, burden, risk and expense of further litigation and in order to avoid any possible delay in the closing of the proposed Sterling Merger, Astoria agreed to make such supplemental disclosures pursuant to the terms of the MOU, which supplemental disclosures were made in Exhibit 99.1 to the Current Report on Form 8-K filed by Astoria with the SEC on June 7, 2017. Furthermore, pursuant to the MOU, plaintiffs in the Minzer Action, the Parshall Action and the Jenkins Action voluntarily dismissed their respective actions without prejudice.

In addition, on April 26, 2017, a separate putative class action challenging the proposed Sterling Merger, Garfield v. Sterling Bancorp, et al., Index No. 031888/2017, was filed in the Supreme Court of the State of New York, County of Rockland, or the Garfield Action. This lawsuit was brought on behalf of the stockholders of Sterling and names Sterling, its directors and Astoria as defendants. The complaint alleges, among other things, that Astoria aided and abetted a breach of the Sterling directors’ fiduciary duty of candor by jointly filing a materially deficient and misleading proxy statement. Sterling and Astoria agreed to make certain supplemental disclosures relating to the Sterling Merger, which supplemental disclosures were made in Exhibit 99.2 to the Current Report on Form 8-K filed by Astoria with the SEC on June 7, 2017, in contemplation of a potential settlement of the Garfield Action. On June 30, 2017, Sterling, Astoria and the plaintiffs in the Garfield Action entered into a Stipulation and Settlement, or the Garfield Stipulation, pursuant to which, in addition to the supplemental disclosures made on June 7, 2017, Sterling agreed, subject to final court approval, to pay to plaintiffs’ counsel a fixed amount in full settlement of the plaintiffs’ claim for attorneys’ fees and expenses. Although the defendants in the Garfield Action continue to deny the allegations made in the Garfield Action, they have nevertheless agreed to enter into the Garfield Stipulation in order to avoid the costs, disruption and distraction of further litigation.

On May 15, 2017, another putative class action, Karp v. Astoria Financial Corporation, et al., Index No. 604286/2017, was filed in the Supreme Court of the State of New York, County of Nassau, or the Karp Action, challenging the proposed Sterling Merger on substantially similar grounds as the other State Court Actions. Plaintiffs in the Karp Action seek similar remedies as the plaintiffs in the State Court Actions, as well as an order enjoining individual defendants from initiating any defensive measures or taking other actions that would allegedly inhibit their ability to maximize value for Astoria stockholders. Following the execution of the MOU, on July 10, 2017, Astoria, Sterling and the plaintiffs in the Karp Action entered into a Stipulation as to Scheduling and Acceptance of Service, or the Stipulation, pursuant to which the defendants’ time to answer, move or otherwise respond to the Karp Action has been extended indefinitely pending the outcome of any settlement approval process pursuant to the MOU.

The defendants continue to believe that all of these actions are without merit. Accordingly, no liability or reserve has been recognized in our consolidated statement of financial condition at June 30, 2017 with respect to these matters.

The settlements contemplated by the MOU and the Garfield Stipulation are subject to confirmatory discovery and customary conditions, including court approval following notice to Astoria’s and Sterling’s stockholders, respectively. If the settlements are finally approved by the court, they will resolve and release all claims by stockholders of Astoria and Sterling challenging any aspect of the Sterling Merger, the Sterling Merger Agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlements.

There can be no assurance that the court will approve the settlements contemplated by the MOU and the Garfield Stipulation. If the court does not approve either or both of the settlements, or if the settlements are otherwise disallowed or terminated by plaintiffs or defendants, to the extent provided for therein, the proposed settlements may become null and void. If the MOU and/or the Garfield Stipulation is terminated, no assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A.    Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our March 31, 2017 Quarterly Report on Form 10-Q.  There were no material changes in risk factors relevant to our operations since March 31, 2017.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, authorized the purchase of 10,000,000 shares, or approximately 10% of our common stock then outstanding, in open-market or privately negotiated transactions.  At June 30, 2017, a maximum of 7,566,693 shares may yet be purchased under this plan.  Pursuant to the terms of the Sterling Merger Agreement, we may not repurchase shares of our common stock without the consent of Sterling. Sterling has agreed not to unreasonably withhold any such consent.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

See Index of Exhibits on page 83.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	August 4, 2017	By:	/s/	Monte N. Redman
Monte N. Redman
President and Chief Executive Officer

Dated:	August 4, 2017	By:	/s/	Frank E. Fusco
Frank E. Fusco
Senior Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Dated:	August 4, 2017	By:	/s/	John F. Kennedy
John F. Kennedy
Senior Vice President and
Chief Accounting Officer

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

4.1	Indenture, dated as of June 8, 2017, between Astoria Financial Corporation and Wilmington Trust, National Association, as trustee. (1)

4.2	First Supplemental Indenture, dated as of June 8, 2017, between Astoria Financial Corporation and Wilmington Trust, National Association, as trustee. (1)

4.3	Form of 3.500% Senior Notes due 2020. (1)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

32.1
Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

(*)	Filed herewith.

(1)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated June 8, 2017, filed with the Securities and Exchange Commission on June 8, 2017 (File Number 001-11967).